Form 10-Q
period 2022-03-31
Trajectory Alpha Acquisition Corp.
filed 2022-05-13
CIK 1846750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number:
001-41143

TRAJECTORY ALPHA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1837862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
99 Wall Street, #5801
New York, NY 10005
(Address of principal executive offices, including zip code)
(646)
450-2536
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable public warrant	TCOA.U	New York Stock Exchange
Class A common stock, $0.0001 par value	TCOA	New York Stock Exchange
Public warrants, each public whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	TCOA WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 10, 2022, there were
17,250,000 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock,

$0.0001 par value, issued and outstanding.

TRAJECTORY ALPHA ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and For the Period From February 1, 2021 (Inception) to March 31, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficiency) for the Three Months Ended March 31, 2022 and For the Period From February 1, 2021 (Inception) to March 31, 2021	3
Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 2022 and For the Period From February 1, 2021 (Inception) to March 31, 2021	4
Notes to the Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	12
Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION	14
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14
Signatures	15

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Trajectory Alpha Acquisition Corp.
Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,051,928	$2,300,375
Due from related party	—	14,775
Prepaid expenses and other current assets	433,583	25,111

Total Current Assets	1,485,511	2,340,261
Cash and marketable securities held in Trust Account	174,234,709	174,234,709
Prepaid expenses and other assets, noncurrent portion	81,195	—

Total Assets	$175,801,415	$176,574,970

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$90,123	$23,903
Accrued expenses	74,660	—
Accrued offering costs	1,500	336,500
Franchise taxes payable	50,000	183,064
Due to related party	7,727	22,557

Total Current Liabilities	224,010	566,024
Deferred underwriters’ discount	6,262,500	6,262,500

Total Liabilities	6,486,510	6,828,524

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at a redemption value of $10.10	174,225,000	174,225,000
Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 17,250,000 Class A shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(4,910,526)	(4,478,985)

Total Stockholder’s Deficiency	(4,910,095)	(4,478,554)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficiency	$175,801,415	$176,574,970

The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2022	For the Period From February 1, 2021 (Inception) to March 31, 2021
Operating Expenses:
Formation and operating costs	$291,457	$587
Franchise tax expense	50,000	—
Total Operating Expenses	341,457	587

Loss From Operations	(341,457)	(587)

Other Income:
Interest income	38	—

Total Other Expense	38	—

Net Loss	$(341,419)	$(587)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—
Basic and diluted net loss per common stock, Class A common stock	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000
Basic and diluted net loss per common stock, Class B common stock	$(0.02)	$(0.00)
The accompanying notes are an integral part of these unaudited interim financial statements
.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Equity (Deficiency)
(unaudited)

	For the Three Months Ended March 31, 2022
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficiency
	Shares	Amount
Balance—January 1, 2022	4,312,500	$431	$—	$(4,478,985)	$(4,478,554)
Accretion of common stock subject to possible redemption	—	—	—	(90,122)	(90,122)
Net loss	—	—	—	(341,419)	(341,419)

Balance—March 31, 2022	4,312,500	$431	$—	$(4,910,526)	$(4,910,095)

	For the Period From February 1, 2021 (Inception) to March 31, 2021
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance—February 18, 2021 (Inception)	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholder	4,312,500	431	24,569	—	25,000
Net loss		—	—	(587)	(587)

Balance—March 31, 2021	4,312,500	$431	$24,569	$(587)	$24,413

The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2022	For the Period From February 1, 2021 (Inception) to March 31, 2021
Cash Flows from Operating Activities:
Net loss	$ (341,419)	$(587)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by sponsor	—	537
Changes in operating assets and liabilities:
Prepaid and other assets	(489,667)	—
Accounts payable	(23,902)	—
Accrued expenses	74,660	—
Franchise taxes payable	(133,064)	—

Net Cash Used In Operating Activities	(913,392)	(50)

Cash Flows from Financing Activities:
Proceeds from related party	14,775	45,250
Payment of offering costs	(335,000)	(45,195)
Payments to related party	(14,830)	—

Net Cash (Used In) Provided By Financing Activities	(335,055)	55

Net (Decrease) Increase in Cash and Cash Equivalents	(1,248,447)	5
Cash and Cash Equivalents—Beginning of the Period	2,300,375	—

Cash and Cash Equivalents—End of the Period	$1,051,928	$5

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Accretion of common stock subject to possible redemption	$90,122	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,463
Deferred offering costs in accrued offering costs and expenses	$—	$5,000
The accompanying notes are an integral part of these unaudited interim financial statements.

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization, Plan of Business Operations, Risks and Uncertainties and Basis of Presentation
Organization and Plan of Business Operations
Trajectory Alpha Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on February 1, 2021. The Company was formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity for the period from February 1, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the IPO (as defined below) and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating

income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO
, although substantially all of the net proceeds of
the IPO

are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company’s signing a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s amended and restated certificate of incorporation provide
s
 that the Company will have (i) the
18-month
period from the closing of the IPO (which ends on June 14, 2023) in which the Company must complete a Business Combination, (ii) the
21-month
(which ends on September 14, 2023) or
24-month
(which ends on December 14, 2023), as applicable, period from the closing of the IPO

in which the Company must complete a Business Combination if the Sponsor has extended the period of time for the Company to complete a Business Combination by purchasing additional Private Placement Warrants, or (iii) such other extended time period in which the Company must complete a Business Combination pursuant to an amendment to its amended and restated certificate of incorporation (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of March 31, 2022, the Company had $1,051,928 in its operating bank account and working capital of $1,261,501.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (as defined below) (see Note
3
). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the period from February 1, 2021 (inception) through December 31, 2021 which are included the Annual Report filed on Form
10-K
on March 30, 2022.
Note 2 — Significant Accounting Policies
There have been no material changes to the significant accounting policies included in the audited financial statements as of December 31, 2021 and for the year then ended, which were included the Annual Report filed on Form
10-K
on March 30, 2022, except as disclosed in this note.

Net Loss Per Common Stock
Net loss per common stock is computed by dividing net loss by the weighted average number of common stock for the period, excluding stock subject to forfeiture. The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company applies the two-class
method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A common stock are excluded from earnings per share as the redemption value approximates fair

value.
The calculation of diluted loss per share does not consider the effect of the warrants issued during the three months ended March 31, 2022 in connection with the IPO and the private placement because the warrants are contingently exercisable and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(273,135)	$(68,284)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,312,500

Basic and diluted net loss per share	$(0.02)	$(0.02)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Related Party Transactions
Due from Related Party
In December 2021 a related party loan was overpaid $14,775 in excess of amounts borrowed by the Company. This amount was repaid in February 2022.
Due to Related Party
In order to facilitate payment of certain offering costs, an affiliate of the Sponsor or certain of the Company’s officers and directors may pay for costs on behalf of the Company. The borrowings are non-interest
bearing and due on demand by the lender. On December 31, 2021, there was $22,557 outstanding. On March 31, 2022, there was $7,727 outstanding after $14,830 was repaid during the three months ended March 31, 2022.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement
We entered into an agreement, commencing on the effective date of the IPO, to pay the

Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recognized $30,000 of such administrative support services expense. During the period from February 1, 2021 (inception) to March 31, 2021, the Company recognized $0 of such administrative support services expense.
Note 4 —   Fair Value Measurements
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

As of March 31, 2022 and December 31, 2021, the investments in the Company’s Trust Account consisted of $
47 in cash and $174,234,662
 in U.S. Treasury Securities. All of the U.S. Treasury Securities have maturities of
185
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
The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities as of March 31, 2022 and December 31, 2021 are as follows:

March 31, 2022	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022

Cash	$47	$—	$—	$47
U.S. Treasury Securities	174,234,662	—	(50,335)	174,184,327

	$174,234,709	$—	$(50,335)	$174,184,374

December 31, 2021	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021

Cash	$47	$—	$—	$47
U.S. Treasury Securities	174,234,662	—	(3,264)	174,231,398

	$174,234,709	$—	$(3,264)	$174,231,445

Note 5 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than noted below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “
Company
,” “
Trajectory Alpha Acquisition Corp.
,” “
our
,” “
us
” or “
we
” refer to Trajectory Alpha Acquisition Corp., references to “
management
” or “
management team
” refer to the Company’s officers and directors and references to the “
Sponsor
” refer to Trajectory Alpha Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q
(this “
Quarterly Report
”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
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
As of March 31, 2022, we had $1,051,928 in our operating bank account and working capital of $1,261,501. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.
For the three months ended March 31, 2022, we had a net loss of $391,419, which consisted of formation and operating costs of $291,457 and franchise taxes of $50,000. For the period from February 1, 2021 (inception) to March 31, 2021, we had a net loss of $587, which consisted of formation and operating costs.
Liquidity and Capital Resources
As of March 31, 2022, we had $1,051,928 in our operating bank account and working capital of $1,261,501.
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
Off-Balance
Sheet Financing Arrangements
As of March 31, 2022 and December 31, 2021, we did not have
any off-balance sheet
arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
Commitments and Contractual Obligations
Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended March 31, 2022, we recognized $30,000 of such administrative support services expense. During the period from February 1, 2021 (inception) to March 31, 2021, the Company recognized $0 of such administrative support services expense.
Registration and Stockholder Rights
The holders of the Class B common stock, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Class B common stock) are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the IPO requiring us to register such securities for resale (in the case of the Class B common stock, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent our completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that no sales of these securities will be effected until after the expiration of the applicable lock-up period,
as described herein. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
The Class B common stock received by the underwriter has been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant
to FINRA Rule 5110(e)(1). Additionally, these Class B common stock may not be sold, transferred, assigned, pledged or hypothecated or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a 180-day period
following the effective date of this prospectus except to any selected dealer participating in the offering and the bona fide officers or partners of the underwriter and any such participating selected dealer. The underwriter has agreed that the Class B common stock they receive will not be sold or transferred by them (except to certain permitted transferees) until after we completed an initial Business Combination. We granted the holders of Class B common stock the registration rights. In compliance with FINRA Rule 5110, the underwriter’s registration rights are limited to demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of this prospectus with respect to the registration under the Securities Act of the Class B common stock.
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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the IPO date that are directly related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 17,250,000 Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Loss per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock for the period. We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. We apply the two-class
method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A common stock are excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not applicable to smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form
10-Q
fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weakness in our internal control over financial reporting was identified as part of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 and continued to exist as of March 31, 2022:

•
The Company had a material weakness in its accounting for and disclosure of financial instruments, as well as the presentation of financial statements in accordance with U.S. generally accepted accounting principles.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. These deficiencies listed above, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.
Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including through the engagement of new third-party accounting professionals during the quarter ended March 31, 2022.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (the “
Form
10-K
”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAJECTORY ALPHA ACQUISITION CORP.

Date: May 12, 2022	By:	/s/ Peter Bordes
Name: Peter Bordes
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Michael E.S. Frankel
Name: Michael E.S. Frankel
Title: President and Chief Financial Officer (Principal Financial and Accounting Officer)