Form 10-Q
period 2022-06-30
Trajectory Alpha Acquisition Corp.
filed 2022-08-10
CIK 1846750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 8, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TRAJECTORY ALPHA ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, For the Three Months Ended June 30, 2021 and For the Period From February 1, 2021 (Inception) to June 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficiency) for the Three and Six Months Ended June 30, 2022, For the Three Months Ended June 30, 2021 and For the Period From February 1, 2021 (Inception) to June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Six Months Ended June 30, 2022 and For the Period From February 1, 2021 (Inception) to June 30, 2021	4
Notes to the Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	13
Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION	15
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15
Signatures	16

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Trajectory Alpha Acquisition Corp.
Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$714,699	$2,300,375
Due from related party	—	14,775
Prepaid expenses and other current assets	456,483	25,111

Total Current Assets	1,171,182	2,340,261
Cash and marketable securities held in Trust Account	174,336,047	174,234,709

Total Assets	$175,507,229	$176,574,970

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$199	$23,903
Accrued expenses	96,000	—
Accrued offering costs	—	336,500
Franchise taxes payable	25,696	183,064
Due to related party	7,727	22,557

Total Current Liabilities	129,622	566,024
Deferred underwriters’ discount	6,262,500	6,262,500

Total Liabilities	6,392,122	6,828,524

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at a redemption value of $10.10	174,225,000	174,225,000
Stockholders’ Deficiency:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 17,250,000 Class A shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,110,324)	(4,478,985)

Total Stockholders’ Deficiency	(5,109,893)	(4,478,554)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficiency	$175,507,229	$176,574,970

The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended June 30,			For the Six Months Ended June 30, 2022	For the Period from February 1, 2021 (Inception) to June 30, 2021
	2022	2021
Operating Expenses:
Formation and operating costs	$251,400	$—		$542,857	$587
Franchise tax expense	50,000	—		100,000	—

Total Operating Expenses	301,400	—		642,857	587

Loss From Operations	(301,400)	—		(642,857)	(587)

Other Income:
Interest income	101,602	—		101,640	—

Total Other Expense	101,602	—		101,640	—

Net Loss	$(199,798)	$—		$(541,217)	$(587)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—		17,250,000	—
Basic and diluted net loss per common stock, Class A common stock	$(0.01)	$—		$(0.03)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000	(1)	4,312,500	3,750,000 (1)
Basic and diluted net loss per common stock, Class B common stock	$(0.01)	$—		$(0.03)	$(0.00)

(1)	Excluded 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Equity (Deficiency)
(unaudited)

	For the Six Months Ended June 30, 2022
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder s ’ Deficiency
	Shares	Amount
Balance - January 1, 2022	4,312,500	$431	$—	$(4,478,985)	$(4,478,554)
Accretion of common stock subject to possible redemption	—	—	—	(90,122)	(90,122)
Net loss	—	—	—	(341,419)	(341,419)

Balance - March 31, 2022	4,312,500	$431	$—	$(4,910,526)	$(4,910,095)
Net loss	—	—	—	(199,798)	(199,798)

Balance - June 30, 2022	4,312,500	$431	$—	$(5,110,324)	$(5,109,893)

	For the Period From February 1, 2021 (Inception) to June 30, 2021
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder s ’ Equity
	Shares	Amount
Balance - February 1, 2021 (Inception)	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholder	4,312,500	431	24,569	—	25,000
Net loss		—	—	(587)	(587)

Balance - March 31, 2021	4,312,500	$431	$24,569	$(587)	$24,413
Net loss	—	—	—	—	—

Balance - June 30, 2021	4,312,500	$431	$24,569	$(587)	$24,413

The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2022	For the Period from February 1, 2021 (Inception) to June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(541,217)	$(587)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by sponsor	—	537
Interest earned on cash held in Trust Account	(101,338)	—
Changes in operating assets and liabilities:
Prepaid and other assets	(431,372)	—
Accounts payable	(113,826)	—
Accrued expenses	94,500	—
Franchise taxes payable	(157,368)	—

Net Cash Used In Operating Activities	(1,250,621)	(50)

Cash Flows from Financing Activities:
Proceeds from related party	14,775	45,250
Payment of offering costs	(335,000)	(45,195)
Payments to related party	(14,830)	—

Net Cash (Used In) Provided By Financing Activities	(335,055)	55

Net (Decrease) Increase in Cash and Cash Equivalents	(1,585,676)	5
Cash and Cash Equivalents - Beginning of the Period	2,300,375	—

Cash and Cash Equivalents - End of the Period	$714,699	$5

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Accretion of common stock subject to possible redemption	$90,122	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,463
Deferred offering costs in accrued offering costs and expenses	$—	$205,000
The accompanying notes are an integral part of these unaudited interim financial statements.

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization, Plan of Business Operations, Going Concern and Management’s Plans, Risks and Uncertainties and Basis of Presentation
Organization and Plan of Business Operations
Trajectory Alpha Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on February 1, 2021. The Company was formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity for the period from February 1, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the IPO (as defined below) and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company’s signing a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s amended and restated certificate of incorporation provides that the Company will have (i) the
18-month
period from the closing of the IPO (which ends on June 14, 2023) in which the Company must complete a Business Combination, (ii) the
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
Going Concern and Management’s Plans
As of June 30, 2022, the Company had $714,699 in its operating bank account and working capital of $1,250,174.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (as defined below) (see Note 3). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time to consummate a business combination for total payment value of $3,450,000) from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the period from February 1, 2021 (inception) through December 31, 2021 which are included the Annual Report filed on Form
10-K
on March 30, 2022.

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
The calculation of diluted loss per share does not consider the effect of the warrants outstanding during the three and six months ended June 30, 2022 that were issued in connection with the IPO and the private placement because the warrants are contingently exercisable and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(159,838)	$(39,960)	$(432,974)	$(108,243)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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
On June 30, 2022, there was $7,727 outstanding after
 $14,830 was repaid during the six months ended June 30, 2022
.

Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Services Agreement
We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recognized $30,000 and $60,000 of such administrative support services expense, respectively. During the period from February 1, 2021 (inception) to June 30, 2021, the Company recognized $0 of such administrative support services expense.
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

As of June 30, 2022, the investments in the Company’s Trust Account consisted of $1,924 in cash and $174,334,123 in U.S. Treasury Securities. As of December 31, 2021, the investments in the Company’s Trust Account consisted of $47 in cash and $174,234,662 in U.S. Treasury Securities. All of the U.S. Treasury Securities have maturities of 185 days or less. The Company classifies its United States Treasury securities as held-to-maturity in
accordance with FASB ASC 320 “Investments — Debt and Equity
Securities.” Held-to-maturity treasury
securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1).

The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities as of June 30, 2022 and December 31, 2021 are as follows:

June 30, 2022	Amortized Cost and Carrying Value	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value as of June 30, 2022
Cash	$1,924	$		$—	$1,924
U.S. Treasury Securities	174,334,123		97,567	—	174,431,690

	$174,336,047		$97,567	$—	$174,433,614

December 31, 2021	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$47	$—	$—	$47
U.S. Treasury Securities	174,234,662	—	(3,264)	174,231,398

	$174,234,709	$—	$(3,264)	$174,231,445

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
As of June 30, 2022, the Company had $714,699 in our operating bank account and working capital of $1,250,174. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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
For the three months ended June 30, 2022, we had a net loss of $199,798, which consisted of formation and operating costs of $251,400 and franchise taxes of $50,000, partially offset by $101,602 of interest income. For the three months June 30, 2021, we had a net loss of $0.
For the six months ended June 30, 2022, we had a net loss of $541,217, which consisted of formation and operating costs of $542,857 and franchise taxes of $100,000, partially offset by $101,640 of interest income. For the period from February 1, 2021 (inception) to June 30, 2021, we had a net loss of $587, which consisted of formation and operating costs.
Liquidity and Capital Resources
As of June 30, 2022, the Company had $714,699 in its operating bank account and working capital of $1,250,174.
Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time to consummate a business combination for total payment value of $3,450,000) from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
Off-Balance
Sheet Financing Arrangements
As of June 30, 2022 and December 31, 2021, we did not have
any off-balance sheet
arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
Commitments and Contractual Obligations
Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and six months ended June 30, 2022, we recognized $30,000 and $60,000, respectively, of such administrative support services expense. During the period from February 1, 2021 (inception) to June 30, 2021, the Company recognized $0 of such administrative support services expense.

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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 17,250,000 Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not applicable to smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weakness in our internal control over financial reporting was identified as part of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 and continued to exist as of June 30, 2022:

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
In response to the previously identified material weakness, management has implemented remediation measures to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards to better identify and appropriately apply applicable accounting requirements, including through the engagement of new third-party accounting professionals with whom management consults with regarding accounting applications and new accounting guidance during the quarter ended March 31, 2022. Accordingly, we expect that we will be in a position to report the remediation of the material weakness identified above by the end of fiscal year 2022, once the updated controls have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting during the quarter ending June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There were no unregistered sales of equity securities during the three months ended June 30, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

TRAJECTORY ALPHA ACQUISITION CORP.

Date: August 10, 2022	By:	/s/ Peter Bordes
		Name:	Peter Bordes
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Michael E.S. Frankel
		Name:	Michael E.S. Frankel
		Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)