Form 10-Q
period 2022-09-30
Trajectory Alpha Acquisition Corp.
filed 2022-11-10
CIK 1846750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 9, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TRAJECTORY ALPHA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, For the Three Months Ended September 30, 2021 and For the Period From February 1, 2021 (Inception) to September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficiency) for the Three and Nine Months Ended September 30, 2022, For the Three Months Ended September 30, 2021 and For the Period From February 1, 2021 (Inception) to September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2022 and For the Period From February 1, 2021 (Inception) to September 30, 2021	4
Notes to the Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	13
Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION	16
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16
Signatures	17

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Trajectory Alpha Acquisition Corp.
Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$721,489	$2,300,375
Due from related party	—	14,775
Prepaid expenses and other current assets	350,834	25,111
Deferred tax asset	41,929	—

Total Current Assets	1,114,252	2,340,261
Cash and marketable securities held in Trust Account	174,762,347	174,234,709

Total Assets	$175,876,599	$176,574,970

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$22,800	$23,903
Accrued expenses	156,887	—
Accrued offering costs	—	336,500
Franchise taxes payable	—	183,064
Due to related party	—	22,557

Total Current Liabilities	179,687	566,024
Deferred underwriters’ discount	6,262,500	6,262,500

Total Liabilities	6,442,187	6,828,524

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at a redemption value of $10.12 and $10.10 per share as of September 30, 2022 and December 31, 2021, respectively	174,650,293	174,225,000
Stockholders’ Deficiency:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 17,250,000 Class A shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,216,312)	(4,478,985)

Total Stockholders’ Deficiency	(5,215,881)	(4,478,554)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficiency	$175,876,599	$176,574,970

The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,	For the Period from February 1, 2021 (Inception) to September 30,
	2022	2021		2022	2021
Operating Expenses:
Formation and operating costs	$358,223	$—		$901,080	$587
Franchise tax expense	50,000	—		150,000	—

Total Operating Expenses	408,223	—		1,051,080	587

Loss From Operations	(408,223)	—		(1,051,080)	(587)

Other Income:
Interest income	685,599	—		787,239	—

Total Other Income	685,599	—		787,239	—

Income (loss) before provision for income taxes	277,376	—		(263,841)	—
Income tax benefit	41,929	—		41,929	—

Net Income (Loss)	$319,305	$—		$(221,912)	$—

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—		17,250,000	—
Basic and diluted net income (loss) per common stock, Class A common stock	$0.01	$—		$(0.01)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000	(1)	4,312,500	3,750,000	(1)
Basic and diluted net income (loss) per common stock, Class B common stock	$0.01	$—		$(0.01)	$—

(1)	Excluded 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Equity (Deficiency)
(unaudited)

	For the Nine Months Ended September 30, 2022
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2022	4,312,500	$431	$—	$(4,478,985)	$(4,478,554)
Accretion of Class A common stock subject to possible redemption	—	—	—	(90,122)	(90,122)
Net loss	—	—	—	(341,419)	(341,419)

Balance - March 31, 2022	4,312,500	$431	$—	$(4,910,526)	$(4,910,095)
Net loss	—	—	—	(199,798)	(199,798)

Balance - June 30, 2022	4,312,500	$431	$—	$(5,110,324)	$(5,109,893)
Accretion of Class A common stock subject to possible redemption	—	—	—	(425,293)	(425,293)
Net income	—	—	—	319,305	319,305

Balance - September 30, 2022	4,312,500	$431	$—	$(5,216,312)	$(5,215,881)

	For the Period From February 1, 2021 (Inception) to September 30, 2021
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - February 1, 2021 (Inception)	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholder	4,312,500	431	24,569	—	25,000
Net loss		—	—	(587)	(587)

Balance - March 31, 2021	4,312,500	$431	$24,569	$(587)	$24,413
Net loss		—	—	—	—

Balance - June 30, 2021	4,312,500	$431	$24,569	$(587)	$24,413
Net loss		—	—	—	—

Balance - September 30, 2021	4,312,500	$431	$24,569	$(587)	$24,413

The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2022	For the Period from February 1, 2021 (Inception) to September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(221,912)	$(587)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by sponsor	—	537
Interest earned on cash held in Trust Account	(784,955)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(325,723)	—
Deferred tax asset	(41,929)
Accounts payable	(91,225)	—
Accrued expenses	155,387	—
Franchise taxes payable	(183,064)	—

Net Cash Used In Operating Activities	(1,493,421)	(50)

Cash Flows from Financing Activities:
Proceeds from related party	14,775	45,250
Payment of offering costs	(335,000)	(45,195)
Payments to related party	(22,557)	—
Proceeds from Trust Account for franchise tax reimbursement	257,317	—

Net Cash (Used In) Provided By Financing Activities	(85,465)	55

Net (Decrease) Increase in Cash and Cash Equivalents	(1,578,886)	5
Cash and Cash Equivalents - Beginning of the Period	2,300,375	—

Cash and Cash Equivalents - End of the Period	$721,489	$5

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$515,415	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,463
Deferred offering costs paid by borrowings from a related party	$—	$13,800
Deferred offering costs in accrued offering costs and expenses	$—	$231,500
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
All activity for the period from February 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the IPO (as defined below) and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
The Company’s sponsor is Trajectory Alpha Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
On December 14, 2021, the Company’s completed the initial public offering (the “IPO”) of 17,250,000 units at $10.00 per unit (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriter’s over-allotment option being exercised in full. Each Unit consists of one share of Class A common stock (the “Class A Common Stock”) and one-half
of one redeemable public warrant (the “Public Warrants”). Each whole public warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
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
Going Concern and Management’s Plans
As of September 30, 2022, the Company had $721,489 in its operating bank account and working capital of $1,046,619.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (as defined below) (see Note 3). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded
non-U.S.
corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation and its securities trade on the NYSE, the Company is a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of the Company’s common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to the Company’s certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with the Company less appealing to potential business combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial business combination. The specific impact of the Inflation Reduction Act of 2022 is not readily determinable as of the date of this financial statement and the financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the period from February 1, 2021 (inception) through December 31, 2021 which are included the Annual Report filed on Form
10-K
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
The calculation of diluted loss per share does not consider the effect of the warrants outstanding during the three and nine months ended September 30, 2022 that were issued in connection with the IPO and the private placement because the warrants are contingently exercisable and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$255,444	$63,861	$(177,530)	$(44,382)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net loss per share	$0.01	$0.01	$(0.01)	$(0.01)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.
The Company’s effective tax rate for the three months and nine months ended September 30, 2022 was 6.0% and 15.9%, which differed from the federal statutory tax rate of 21% primarily due to the change in valuation allowance recognized against deferred tax assets in the U.S.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2022, the Company continues to maintain a valuation allowance in U.S.
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

Due to Related Party
In order to facilitate payment of certain offering costs, an affiliate of the Sponsor or certain of the Company’s officers and directors may pay for costs on behalf of the Company. The borrowings are non-interest
bearing and due on demand by the lender. On December 31, 2021, there was $22,557 outstanding. On September 30, 2022, there was $0 outstanding after $22,557 was repaid during the nine months ended September 30, 2022.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Services Agreement
We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recognized $30,000 and $90,000 of such administrative support services expense, respectively. During the period from February 1, 2021 (inception) to September 30, 2021, the Company recognized $0 of such administrative support services expense.
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

As of September 30, 2022, the investments in the Company’s Trust Account consisted of $1,094 in cash and $174,761,253 in U.S. Treasury Securities. As of December 31, 2021, the investments in the Company’s Trust Account consisted of $47 in cash and $174,234,662 in U.S. Treasury Securities. All of the U.S. Treasury Securities have maturities of 185 days or less. The Company classifies its United States Treasury securities as held-to-maturity in
accordance with FASB ASC 320 “Investments — Debt and Equity
Securities.” Held-to-maturity treasury
securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1).

The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities as of September 30, 2022 and December 31, 2021 are as follows:

September 30, 2022	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Cash	$1,094	$—	$—	$1,094
U.S. Treasury Securities	174,761,253	384,238	—	175,145,491

	$174,762,347	$384,238	$—	$175,146,585

December 31, 2021	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$47	$—	$—	$47
U.S. Treasury Securities	174,234,662	—	(3,264)	174,231,398

	$174,234,709	$—	$(3,264)	$174,231,445

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Trajectory Alpha Acquisition Corp.,” “our,” “us” or “we” refer to Trajectory Alpha Acquisition Corp., references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to Trajectory Alpha Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of September 30, 2022, the Company had $721,489 in our operating bank account and working capital of $1,046,619. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended September 30, 2022, we had a net income of $319,305, which consisted of $685,599 of interest income and an income tax benefit of $41,929, all partially offset by formation and operating costs of $358,223 and franchise tax expense of $50,000. For the three months September 30, 2021, we had a net loss of $0.

For the nine months ended September 30, 2022, we had a net loss of $221,912, which consisted of formation and operating costs of $901,080 and franchise tax expense of $150,000, partially offset by $787,239 of interest income and an income tax benefit of $41,929. For the period from February 1, 2021 (inception) to September 30, 2021, we had a net loss of $587, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $721,489 in its operating bank account and working capital of $1,046,619.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and nine months ended September 30, 2022, we recognized $30,000 and $90,000, respectively, of such administrative support services expense. During the period from February 1, 2021 (inception) to September 30, 2021, the Company recognized $0 of such administrative support services expense.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 17,250,000 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act) were effective as of September 30, 2022.

Remediation of Material Weakness

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications. The Company has also engaged a new independent third party to provide consultation to the Company on any new accounting guidance. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2022.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ending September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (the “Form 10-K”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Form 10-K.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

TRAJECTORY ALPHA ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Peter Bordes
		Name:	Peter Bordes
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Michael E.S. Frankel
		Name:	Michael E.S. Frankel
		Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)