Form 10-K
period 2022-12-31
Trajectory Alpha Acquisition Corp.
filed 2023-03-10
CIK 1846750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☒  YES    ☐  NO
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s shares of Class A common stock held by non-affiliates
had a market value of $9.80 per share, or $169,050,000 in the aggregate.
As of March
8
, 2023, there were 17,250,000 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.
Auditor Firm ID: 688
Auditor Name: Marcum LLP
Auditor Location: Los Angeles, CA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “annual report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

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

Our management team is led by Peter Bordes, Michael E.S. Frankel and Paul Sethi, who together bring more than 80 years of experience investing in and operating technology-enabled companies. Mr. Bordes and Mr. Sethi have closely collaborated on a number of business ventures and investments, including Fraud.net and Mainbloq, where they are both investors, and Mr. Bordes is a board member, Kubient, Inc., where Mr. Sethi was an investor and Mr. Bordes was the Chief Executive Officer, and 2048 Ventures, where Mr. Bordes is an investor and Mr. Sethi is a partner. Mr. Frankel and Mr. Sethi have worked together for over twelve years, most notably on Mr. Sethi’s acquisition of Redbooks from LexisNexis in 2010, with Mr. Frankel overseeing the sale process as LexisNexis’ Senior Vice President of Corporate Development and subsequently serving as an advisor to the company. Under the supervision of our board of directors, Mr. Bordes, Mr. Frankel and Mr. Sethi lead our effort to identify and negotiate an initial business combination.

We have established an advisory board for the purpose of assisting our management team with sourcing and evaluating business combination opportunities and establishing plans and strategies to optimize any business that we acquire. We have not entered into any formal arrangements or agreements with any member of our advisory board to provide services to us, and no member of our advisory board has any fiduciary obligations to present business opportunities to us.

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

On December 14, 2021, we completed our IPO of 17,250,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $172,500,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share (the “public shares” or “Class A common stock”), and one-half of one warrant (the “public warrants”). Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

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

Financial Position

With funds available for a business combination in the amount of approximately $175,641,000 as of December 31, 2022, assuming no redemptions and after payment of up to $6,262,500 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Our amended and restated certificate of incorporation provides that we will have only the completion window to complete our initial business combination. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers, directors and advisors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

We are required to evaluate our internal control procedures beginning with this annual report as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures over financial reporting audited by our independent registered public accounting firm. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Risk Factors” section of this annual report. These risks include, but are not limited to, risks associated with:

•	being a company with no operating history and no revenues;

•	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

•	our public stockholders’ ability to exercise redemption rights;

•	the requirement that we complete our initial business combination within the completion window;

•	the possibility that NYSE may delist our securities from trading on its exchange;

•	being declared an investment company under the Investment Company Act;

•	complying with changing laws and regulations;

•	our ability to continue as a “going concern”;

•	our ability to select an appropriate target business or businesses;

•	the performance of the prospective target business or businesses;

•	the pool of prospective target businesses available to us and the ability of our officers, directors and advisors to generate a number of potential business combination opportunities;

•	the issuance of additional Class A Common Stock in connection with a business combination that may dilute the interest of our stockholders;

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

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

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

We have until June 14, 2023, 18 months from the IPO, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional 3 months (for a total of up to 24 months from the IPO or until December 14, 2023), subject to our sponsor purchasing additional private placement warrants. Our stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the completion window in such a manner, our sponsor must purchase an additional 1,725,000 private placement warrants at a price of $1.00 per warrant, and deposit the $1,725,000 in proceeds from such purchase of the private placement warrants into the trust account on or prior to the date of the applicable deadline, for each 3-month extension of the completion window. Our sponsor has the option to accelerate its purchase of one or both halves of the up to 3,450,000 private placement warrants at any time following the IPO and prior to the consummation of our initial business combination with the same effect of extending the completion window by three or six months, as applicable. This feature is different than most other special purpose acquisition companies, in which any extension of the completion window would require a vote of a special purpose acquisition company’s stockholders and, in connection with such vote, such special purpose acquisition company’s stockholders would have the right to redeem their public shares.

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

Of the net proceeds of the IPO and the sale of the private placement warrants, only approximately $1,750,000 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. We expect to use a portion of the funds available to us to pay director and officer liability insurance premiums and fees to consultants to assist us with our search for a target business. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per public share” and other risk factors herein.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which SPACs typically engage. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our Amended and Restated Certificate of Incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the public warrants as described under “Description of Securities—Warrants—Public Stockholders’ Warrants—Redemption of public warrants” or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who will beneficially own approximately 98.6% of our common stock upon the closing of the IPO (assuming the underwriters’ option to purchase additional units is exercised in full and each of the anchor investors purchases units for which such anchor investor expressed an interest), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

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

As previously disclosed, on January 12, 2023, we were notified by the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the company has fewer than 300 public stockholders. On February 24, 2023, we delivered a business plan to the NYSE outlining how we intend to cure the deficiency and comply with the NYSE continued listing requirement. We can avoid delisting if, within 18 months following receipt of the NYSE notice, our securities are owned by at least 300 public stockholders. We expect that upon completion of an initial business combination we will have at least 300 public stockholders.

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

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will elect in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation will contain provisions that have the same effect as Section 203 of the DGCL, except that it will provide that affiliates of our Sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

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

Like most special purpose acquisition companies, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public stockholders. Upon the consummation of the IPO, our sponsor had invested in us an aggregate of $5,750,000, comprised of the $25,000 purchase price for the founder shares and the $5,725,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 2,580,464 founder shares held by our sponsor had an aggregate implied value of $25,804,640. Even if the trading price of our Class A common stock was as low as $2.78 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equity holders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to invest in the IPO and/or redeem your public shares prior to or in connection with an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

Holders

Although there are a larger number of beneficial owners, at March 8, 2023, there was one holder of record of our units, one holder of record of our separately traded common stock and one holder of record of our separately traded warrants.

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had $480,170 in cash and working capital of $662,259. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

Year Ended December 31, 2022 Compared With the Period from February 1,2021 (Inception) to Ended December 31, 2021

	For the Year Ended December 31, 2022	For the Period from February 1, 2021 (Inception) to December 31, 2021
Operating Expenses:
Formation and operating costs	$747,775	$32,217
Professional fees	463,748	5,469
Franchise tax expense	202,795	183,064

Total Operating Expenses	1,414,318	220,750

Loss From Operations	(1,414,318)	(220,750)

Other Income:
Interest income	2,176,305	9,709

Total Other Income	2,176,305	9,709

Income (loss) before provision for income taxes	761,987	(211,041)
Provision for income taxes	(377,989)	—

Net Income (Loss)	$383,998	$(211,041)

Formation and Operating Costs

For the year ended December 31, 2022, formation and operating expenses increased by $715,558, or 2,221%, to $747,775 from $32,217 for the period ended December 31, 2021. The increase is primarily due to increases in insurance expense of approximately $392,000 related to our directors and officers insurance policy, SPAC administrative expenses of $120,000, listing fees of approximately $85,000, payroll expenses of approximately $81,000, business combination contractor expenses of approximately $37,000, and investor and public relations expenses of approximately $4,000.

Professional Fees

For the year ended December 31, 2022, professional fees increased by $458,279, or 8,380%, to $463,748 from $5,469 for the period ended December 31, 2021. The increase is primarily due to increases in legal and professional fees of approximately $213,000, audit fees of approximately $93,000, accounting expense of approximately $65,000, filing fess of approximately $55,000, and trusteeship administrative expenses of approximately $32,000.

Franchise Tax Expense

For the year ended December 31, 2022, franchise tax expense increased by $19,731 or 11%, to $202,795 from $183,064 for the period ended December 31, 2021. The increase is primarily due 2022 being a full period from which to accrue franchise tax.

Other Income

For the year ended December 31, 2022, the Company had other income of $2,176,305 as compared to other income of $9,709 during the period end December 31, 2021, an increase of $2,166,596. The increase is due to the funds invested in our Trust Account earning interest during 2022.

Income Tax

For the year ended December 31, 2022, the Company had a provision for income taxes of $377,989. For the period ended December 31, 2021, there was no income tax provision.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $480,170 in cash and working capital of $662,259.

Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time to consummate a business combination for total payment value of $3,450,000) from the closing of the IPO, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, together with its lack of working capital to fund operations for at least twelve months, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Cash Flows

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2022 and 2021 in the amounts of $1,734,740 and $38,114, respectively. The net cash used in operating activities for the year ended December 31, 2022 was primarily a result of cash provided by net income of $383,998, adjusted for net non-cash income of $2,169,702, partially offset by $50,964 of net cash provided in changes in the levels of operating assets and liabilities. The net cash used in operating activities for the period ended December 31, 2021 was primarily a result of cash used to fund a net loss of $211,041, adjusted for net non-cash income of $8,929, partially offset by $181,856 of net cash provided by changes in the levels of operating assets and liabilities.

Cash Flows from Financing Activities

We experienced negative and positive cash flows from financing activities for the years ended December 31, 2022 and 2021 in the amounts of $(85,465) and $176,563,489, respectively. During the year ended December 31, 2022, $257,317 of proceeds were from the Trust Account for franchise tax reimbursement, $14,775 were proceeds from a related party, partially offset by $357,557 of cash used to repay related party and offering costs. During the period ended December 31, 2021, $171,731,200 of proceeds were from the initial public offering sale of Founder Shares and private placement warrants, $45,250 of proceeds from related party, partially offset by $212,961 used for payment of deferred offering costs and related party.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Subsequent to the closing of the IPO, we will pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the years ended December 31, 2022 and 2021, we recognized $120,000 and $7,848, respectively, for the administrative support services expense.

Accrued Legal Fees

As of December 31, 2022, there were legal fees of $75,000 included within accrued expenses that were incurred in connection with a potential business combination that become due and payable upon the closing of a business combination.

Registration and Stockholder Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent our completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that no sales of these securities will be effected until after the expiration of the applicable lock-up period, as described herein. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, the 17,250,000 Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2022 and 2021, the Company continues to maintain a valuation allowance in the U.S.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Peter Bordes	60	Executive Chairman and Chief Executive Officer
Michael E.S. Frankel	54	President and Chief Financial Officer
Paul Sethi	43	Lead Director
Jonathan Bond	65	Director
Ninan Chacko	58	Director
Elisabeth H. DeMarse	69	Director

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

Paul Sethi is our Lead Director since February 2021. Mr. Sethi has over 20 years of experience as an investor in and operator of multiple technology-related public and private companies. Since January 2022, he has been a Founder and Managing Partner of Trajectory Capital Partners, a firm that invests in disruptive innovation and global digital transformation across sectors and stages. Since January 2019, he has also been a Founding Partner of 2048 Ventures, an early-stage venture fund focused on technology ventures, and where Mr. Sethi co-manages their inaugural fund. Prior to founding 2048 Ventures, from November 2010 to May 2018, Mr. Sethi was the Chief Executive Officer of Redbooks, a leading sales intelligence platform focused on the marketing and advertising industry, used by thousands of professionals globally, including at ABC Disney, Adobe, Conde Nast, Dun & Bradstreet, Facebook, Google, LinkedIn, NBC Universal, Nielsen, etc. Mr. Sethi acquired Redbooks from LexisNexis in 2010 and, during his 7-year tenure as the Chief Executive Officer, Mr. Sethi scaled the team, technology and product offerings and, in 2018, successfully sold the company to List Partners, LLC, a Northlane Capital Partners platform. In 2014, Mr. Sethi co-founded Robuzz, a machine learning and natural language processing platform providing real-time news alerts, and deployed the technology via APIs into publishing, marketing and information services enterprises; in 2022, Robuzz was sold to Aidentified LLC. Earlier in his career, Mr. Sethi was a Partner / Analyst at Iroquois Capital Management, a fund focused on small and micro-cap investments in diversified technology companies. As an investor, Mr. Sethi has served as an early backer of multiple high-profile technology companies, including Flexport, Transfix, SeatGeek, LearnVest, Enigma and Notion, and in companies acquired by Airbnb, Amazon, Blackstone, Discovery, Facebook, Marketo, Motorola, Pinterest, Twitter, Uber. He is also a limited partner of numerous high-profile funds, including Union Square Ventures, Lowercase Capital, Lowercarbon Capital, Boldstart Ventures, Eniac Ventures, Bullpen Capital, Inspired Capital, Multicoin Capital, CoinFund and Casa Verde. Mr. Sethi received a Master’s in Business Administration from Columbia Business School and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. He is also currently an Expert in Residence at the Wharton School of the University of Pennsylvania and Columbia Business School, a mentor to Techstars and Entrepreneurs Roundtable Accelerator programs and an advisor to OpenFortune and Transfix.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our Class B common stock and holders of our Class A common stock will vote together as a single class, with each share entitling the holder to one vote, on the election and removal of directors, except as required by applicable law or stock exchange rules. Approval of our initial business combination will require the affirmative vote of a majority of our board directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor then on our board of directors or by a plurality of the votes cast by the holders of our Class B common stock and holders of our Class A common stock voting together as a single class. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Bond will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Chacko and Ms. DeMarse, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Bordes and Mr. Sethi, will expire at the third annual general meeting. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022, there were no delinquent filers.

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

Our sponsor, its members, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Trajectory Alpha Sponsor LLC(2)(3)	—	—	2,475,464	57.40%	11.48%
Peter Bordes(2)(3)	—	—	2,475,464	57.40%	11.48%
Michael E.S. Frankel(2)(3)	—	—	2,475,464	57.40%	11.48%
Paul Sethi(2)(3)	—	—	2,475,464	57.40%	11.48%
Jonathan Bond(2)	—	—	25,000	*	*
Ninan Chacko(2)	—	—	25,000	*	*
Elisabeth H. DeMarse(2)	—	—	25,000	*	*
683 Capital Management, LLC(4)	1,484,799	8.61%	—	—	6.89%
Atalaya Capital Management LP(5)	929,016	5.39%	—	—	4.31%
D. E. Shaw & Co., L.P.(6)	1,485,000	8.61%	—	—	6.89%
Highbridge Capital Management, LLC(7)	1,545,096	8.96%	—	—	7.17%
Polar Asset Management Partners Inc.(8)	1,485,000	8.61%	—	—	6.89%
Radcliffe Capital Management, L.P.(9)	1,434,939	8.32%	—	—	6.65%
Shaolin Capital Management LLC(10)	1,456,470	8.44%	—	—	6.75%
All directors, executive officers and advisors as a group (6 individuals)	—	—	2,550,464	59.14%	11.83%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is in care of the Company at 99 Wall Street, #5801, New York, New York 10005.

(2)

Interests in shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.

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

(4)

According to Schedule 13G, filed on February 14, 2023 by 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman (collectively, the “683 Parties”), the business address of the 683 Parties is 1700 Broadway, Suite 4200, New York, NY 10019. The 683 Parties hold 1,484,799 shares of Class A common stock. Such securities are held by 683 Capital Partners, LP, a Delaware limited partnership (“683 Partners”), which beneficially owned 1,484,799 shares of Class A common stock. 683 Capital Management, LLC, a Delaware limited liability company (“683 Management”), as the investment manager of 683 Partners, may be deemed to have beneficially owned the 1,484,799 shares of Class A common stock beneficially owned by 683 Partners. Ari Zweiman, as the managing member of 683 Management, may be deemed to have beneficially owned the 1,484,799 shares of Class A common stock beneficially owned by 683 Management.

(5)

According to Schedule 13G, filed on February 14, 2023 by Atalaya Special Purpose Investment Fund II LP, a Delaware limited partnership (“ASPIF II”), ACM ASOF VII (Cayman) Holdco LP, a Cayman Island exempted limited partnership (“ASOF”), ACM Alameda Special Purpose Investment Fund II LP, a Cayman Islands exempted limited partnership (“Alameda”), ACM Alamosa (Cayman) Holdco LP, a Cayman Islands exempted limited partnership (“Alamosa”), Atalaya Capital Management LP, a Delaware limited partnership (“ACM” and, collectively with ASPIF II, ASOF, Alameda and Alamosa, the “Atalaya Parties”), Corbin ERISA Opportunity Fund, Ltd., a Cayman Islands exempted company (“CEOF”), Corbin Capital Partners GP, LLC, a Delaware limited liability company (“Corbin GP”) and Corbin Capital Partners, L.P., a Delaware limited partnership (“CCP” and, collectively with CEOF and Corbin GP, the “Corbin Parties”), the business address of the Atalaya Parties is One Rockefeller Plaza, 32nd Floor, New York, NY 10020 and the business address of the Corbin Parties is 590 Madison Avenue, 31st Floor, New York, NY 10022. The Atalaya Parties hold 929,016 shares of Class A common stock. Such securities are held by (i) ASPIF II, which beneficially owned 198,247 shares of Class A common stock, (ii) ASOF, which beneficially owned 278,141 shares of Class A common stock and (iii) Alameda, which beneficially owned 174,487 shares of Class A common stock. As the investment manager of ASPIF II, ASOF, Alameda and Alamosa, ACM has the power to vote and direct the disposition of all shares of Class A common stock held by ASPIF II, ASOF, Alameda and Alamosa. The Atalaya Parties and the Corbin Parties may be deemed members of a group, as defined in Rule 13d-5 under the Exchange Act, with respect to the shares of Class A common stock. Such group may be deemed to beneficially own 929,016 shares of Class A common stock. The Corbin Parties hold 278,141 shares of Class A common stock. As the investment manager of CEOF, CCP has the power to vote and direct the disposition of all shares of Class A common stock held by CEOF. CEOF, Corbin GP and CCP disclaim beneficial ownership over the shares of Class A common stock held directly by ASPIF II, ASOF, Alameda and Alamosa. ASPIF II, ASOF, Alameda, Alamosa and ACM disclaim beneficial ownership over the shares of Class A common stock held directly by CEOF.

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

(7)

According to Schedule 13G, filed on January 31, 2023 by Highbridge Capital Management, LLC (“Highbridge”), the business address of Highbridge is 277 Park Avenue, 23rd Floor, New York, NY 10172. Highbridge is the investment adviser to certain funds and accounts with respect to the 1,545,096 shares of Class A common stock.

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

(9)

According to Schedule 13G, filed on February 14, 2023 by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., and Radcliffe SPAC GP, LLC (collectively, the “Radcliffe Parties”), the business address of such parties is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. The Radcliffe Parties hold 1,434,939 shares of Class A common stock. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons.

(10)

According to Schedule 13G, filed on February 13, 2023 by Shaolin Capital Management LLC (“Shaolin”), the business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127. Shaolin holds 1,456,470 shares of Class A common stock. Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, being managed accounts being advised by Shaolin Capital Management LLC.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be, or have been, made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

•	repayment of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to our sponsor of a total of $10,000 per month, for up to 24 months, for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from February 1, 2021 (inception) through December 31, 2021 totaled $92,700 and $79,825, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 or the period from February 1, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 or the period from February 1, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 or period from February 1, 2021 (inception) through December 31, 2021.

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

Exhibit Number	Description

1.1	An underwriting agreement, dated December 9, 2021, among the Company and Guggenheim Securities, LLC (“Guggenheim”), as representative of the underwriters (incorporated by reference to the Exhibit 1.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on April 8, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on April 8, 2021).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on April 8, 2021).

Exhibit Number	Description

4.4	Public Warrant Agreement, dated December 9, 2021 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Exhibit 4.5 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

4.5	Private Warrant Agreement, dated December 9, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Exhibit 4.6 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

4.6*	Description of Securities of the Company.

10.1	Promissory Note, dated February 11, 2021, issued by the Registrant in favor of our sponsor (incorporated by reference to Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 5, 2021).

10.2	Letter Agreement, dated December 9, 2021, among the Company, Guggenheim, the Company’s officers and directors and the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.3	Investment Management Trust Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.4	Registration rights agreement, dated December 9, 2021, among the Company and certain security holders (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.5	Securities Subscription Agreement, dated as of February 11, 2021, between the Registrant and our sponsor (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 5, 2021).

10.6	Private placement warrants purchase agreement, dated December 9, 2021, between the Company and the Sponsor (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.7	Indemnity agreement, dated December 9, 2021, between the Company and Peter Bordes (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.8	Indemnity agreement, dated December 9, 2021, between the Company and Michael E.S. Frankel (incorporated by reference to the Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.9.	Indemnity agreement, dated December 9, 2021, between the Company and Paul Sethi (incorporated by reference to the Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.10	Indemnity agreement, dated December 9, 2021, between the Company and Jonathan Bond (incorporated by reference to the Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.11	Indemnity agreement, dated December 9, 2021, between the Company and Ninan Chacko (incorporated by reference to the Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.12	Indemnity agreement, dated December 9, 2021, between the Company and Elisabeth H. DeMarse (incorporated by reference to the Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.13	Administrative services agreement, dated December 9, 2021, between the Company and the Sponsor (incorporated by reference to the Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

10.14	Form of securities purchase agreements, dated December 9, 2021, by and between the Company and the anchor investors party thereto (incorporated by reference to the Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on December 15, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 9th day of March, 2023.

TRAJECTORY ALPHA ACQUISITION CORP.

By:	/s/ Michael E.S. Frankel
Name:	Michael E.S. Frankel
Title:	President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Bordes Peter Bordes	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2023

/s/ Michael E.S. Frankel Michael E.S. Frankel	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023

/s/ Paul Sethi Paul Sethi	Lead Director	March 9, 2023

/s/ Jonathan Bond Jonathan Bond	Director	March 9, 2023

/s/ Ninan Chacko Ninan Chacko	Director	March 9, 2023

/s/ Elisabeth H. DeMarse Elisabeth H. DeMarse	Director	March 9, 2023

TRAJECTORY ALPHA ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and For the Period from February 1, 2021 (Inception) to December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficiency for the Year Ended December 31, 2022 and For the Period from February 1, 2021 (Inception) to December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and For the Period from February 1, 2021 (Inception) to December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Trajectory Alpha Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Trajectory Alpha Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has limited cash and working capital and continues to use cash in operations. In addition, management has determined that the Company may be unsuccessful in consummating an initial Business Combination within 18 months from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Los Angeles, CA
March
9
, 2023

Trajectory Alpha Acquisition Corp.
Balance Sheets

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$480,170	$2,300,375
Due from related party	—	14,775
Prepaid expenses and other current assets	193,259	25,111

Total Current Assets	673,429	2,340,261
Cash and marketable securities held in Trust Account	176,147,094	174,234,709

Total Assets	$176,820,523	$176,574,970

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued expenses	$123,225	$23,903
Accrued offering costs	—	336,500
Income tax payable	377,989	—
Franchise tax payable	16,487	183,064
Due to related party	—	22,557

Total Current Liabilities	517,701	566,024
Deferred underwriters’ discount	6,262,500	6,262,500

Total Liabilities	6,780,201	6,828,524

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at a redemption value of $10.18 and $10.10 per share as of December 31, 2022 and 2021, respectively	175,640,563	174,225,000
Stockholders’ Deficiency:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021, respectively (excluding 17,250,000 Class A shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2022 and 2021, respectively	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,600,672)	(4,478,985)

Total Stockholders’ Deficiency	(5,600,241)	(4,478,554)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficiency	$176,820,523	$176,574,970

The accompanying notes are an integral part of these financial statements.

Trajectory Alpha Acquisition Corp.
Statements of Operations

	For the Year Ended December 31, 2022	For the Period from February 1, 2021 (Inception) to December 31, 2021
Operating Expenses:
Formation and operating costs	$747,775	$32,217
Professional fees	463,748	5,469
Franchise tax expense	202,795	183,064

Total Operating Expenses	1,414,318	220,750

Loss From Operations	(1,414,318)	(220,750)

Other Income:
Interest income	2,176,305	9,709

Total Other Income	2,176,305	9,709

Income (loss) before provision for income taxes	761,987	(211,041)
Provision for income taxes	(377,989)	—

Net Income (Loss)	$383,998	$(211,041)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	958,333
Basic and diluted net income (loss) per common stock, Class A common stock	$0.02	$(0.04)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	4,312,500	4,312,500
Basic and diluted net income (loss) per common stock, Class B common stock	$0.02	$(0.04)

(1)	Excluded 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
The accompanying notes are an integral part of these financial statements.

Trajectory Alpha Acquisition Corp.
Statements of Changes in Stockholders’ Deficiency

	For the Period from February 1, 2021 (Inception) to December 31, 2021 and For the Year Ended December 31, 2022
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount
Balance - February 1, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of founder share	4,312,500	431	24,569	—	25,000
Sale of 5,725,000 private placement warrants	—	—	5,725,000	—	5,725,000
Proceeds allocated to Public Warrants	—	—	7,413,187	—	7,413,187
Forfeiture of 1,732,036 shares by sponsor	(1,732,036)	(173)	173	—	—
Issuance of 662,434 founder shares to underwriters	662,434	66	5,366,313	—	5,366,379
Issuance of 1,069,602 founder shares to anchor investors	1,069,602	107	8,664,739	—	8,664,846
Offering costs allocated to Warrants	—	—	(1,004,569)	—	(1,004,569)
Remeasurement of Class A common stock to redemption value	—	—	(26,189,412)	(4,267,944)	(30,457,356)
Net loss	—	—	—	(211,041)	(211,041)

Balance - December 31, 2021	4,312,500	$431	$—	$(4,478,985)	$(4,478,554)
Accretion of Class A common stock subject to possible redemption	—	—	—	(1,415,563)	(1,415,563)
Remeasurement of Class A common stock to redemption value				(90,122)	(90,122)
Net income	—	—	—	383,998	383,998

Balance - December 31, 2022	4,312,500	$431	$—	$(5,600,672)	$(5,600,241)

The accompanying notes are an integral part of these financial statements.

Trajectory Alpha Acquisition Corp.
Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Period from February 1, 2021 (Inception) to December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$383,998	$(211,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by sponsor	—	243
Formation costs paid by sponsor	—	537
Interest earned on cash held in Trust Account	(2,169,702)	(9,709)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(168,148)	(25,111)
Accounts payable	—	23,903
Accrued expenses	7,700	—
Income tax payable	377,989	—
Franchise tax payable	(166,577)	183,064

Net Cash Used In Operating Activities	(1,734,740)	(38,114)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(174,225,000)
Net Cash Used In In v esting Activities	—	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	171,000,000
Proceeds from sale of Founder Shares	—	6,200
Proceeds from private placement warrants	—	5,725,000
Payment of deferred offering costs	—	(142,636)
Payment of public unit offering costs	(335,000)	—
Proceeds from related party	14,775	45,250
Payments to related party	(22,557)	(70,325)
Proceeds from Trust Account for franchise tax reimbursement	257,317	—

Net Cash (Used In) Provided By Financing Activities	(85,465)	176,563,489

Net (Decrease) Increase in Cash and Cash Equivalents	(1,820,205)	2,300,375
Cash and Cash Equivalents - Beginning of the Period	2,300,375	—

Cash and Cash Equivalents - End of the Period	$480,170	$2,300,375

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$1,415,563	$—
Remeasurement of Class A common stock to redemption value	$90,122	$30,457,356
Deferred underwriting fee payable	$—	$6,262,500
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,463
Deferred offering cost in accrued offering costs	$—	$336,500
Deferred offering costs paid by related party, net	$—	$10,300
Class B shares issued to underwriter, net	$—	$5,135,758
Class B shares issued to Anchor Investors, net	$—	$8,286,541
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
All activity for the period from February 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the IPO (as defined below) and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
The Company’s sponsor is Trajectory Alpha Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
On December 14, 2021, the Company’s completed the initial public offering (the “
IPO
”) of 17,250,000 units at $10.00 per unit (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriter’s over-allotment option being exercised in full. Each Unit consists of one share of Class A common stock (the “Class A Common Stock”) and one-half
of one redeemable public warrant (the “Public Warrants”). Each whole public warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
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

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Going Concern and Management’s Plans
As of December 31, 2022, the Company had $480,170 in its operating bank account and working capital of $662,259.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (as defined below) (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
Managemen
t has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time to consummate a business combination for total payment value of $3,450,000)
from the closing of the IPO, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, together with its lack of working capital to fund operations for at least twelve months, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
The Inflation Reduction Act introduced new provisions including a corporate book minimum tax effective for us beginning in fiscal 2024 and an excise tax on net stock repurchases made after December 31, 2022. We continue to monitor developments and evaluate impacts, if any, of these provisions to our results of operations and cash flows.
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
corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation and its securities trade on the NYSE, the Company is a “covered corporation” within the meaning of the Inflation Reduction Act. On December 27, 2022, the Internal Revenue Service (the “IRS”) released a notice that describes proposed regulations that the IRS intends to issue addressing the application of the Excise Tax. Pursuant to the IRS notice, (i) complete liquidation of the Company is generally exempt from the Excise Tax, and (ii) redemptions of the Company’s stock as part of a de-SPAC
transaction would be treated as repurchases subject to the Excise Tax. The Excise Tax may make a transaction with the Company less appealing to potential business combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial business combination. The specific impact of the Inflation Reduction Act of 2022 is not readily determinable as of the date of this financial statement and the financial statement does not include any adjustments that might result from the outcome of this uncertainty.
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

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021
.
Marketable Securities Held in Trust Account
At December 31, 2022, the Company had $176,147,094 in marketable securities held in the Trust Account. As of December 31, 2022, the Company has withdrawn $257,317 of the interest income from the Trust Account to pay its tax obligations.
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

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares of Class A Common Stock (including share of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The Company’s shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 17,250,000 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Proceeds allocated to the Public Warrants were based on the residual method of allocation whereby the proceeds received from the Units were first allocated to the Class A Common Stock and the remaining proceeds allocated to the Public Warrants.
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

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Year Ended December 31, 2022		For the Period from February 1, 2021 (Inception) to December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$307,198	$76,800	$(38,371)	$(172,670)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,312,500	958,333	4,312,500

Basic and diluted net loss per share	$0.02	$0.02	$(0.04)	$(0.04)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2022 and 2021, the Company continues to maintain a valuation allowance in the U.S.

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. At December 31, 2022 and 2021, the Company had no derivative financial instruments.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
On December 14, 2021, the Company consummated its IPO of 17,250,000 Units, including 2,250,000 Units from the full exercise of the over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock and one
-half
of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).
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

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Due from Related Party
In December 2021, a related party loan was overpaid $14,775 in excess of amounts borrowed by the Company. This amount was repaid in February 2022.
Due to Related Party
In order to facilitate payment of certain offering costs, an affiliate of the Sponsor or certain of the Company’s officers and directors may pay for costs on behalf of the Company. The borrowings are non-interest
bearing and due on demand by the lender. On December 31, 2021, there was $22,557 outstanding. The amount was repaid during the year ended December 31, 2022, such that was $0 outstanding at December 31, 2022.

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Promissory Note — Related Party
On February 11, 2021, the Company issued the promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company was able to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing
and payable on the earlier of
(i) December 31, 2021 and (ii) the completion of the IPO. The Company had no borrowings under the promissory note and it expired unused upon the completion of the IPO.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.
Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from February 1, 2021 (inception) to December 31, 2021, the Company recognized $7,484 of such administrative support services expense. For the year ended December 31, 2022, the Company recognized $120,000 for the administrative support services expense. As of December 31, 2022, the Company had accrued $30,000 of administrative support services expense related to the agreement.
Note 6 — Commitments and Contingencies
Accrued Legal Fees
As of December 31, 2022, there were legal fees of $75,000 included within accrued expenses that were incurred in connection with a potential business combination that become due and payable upon the closing of a business combination.
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

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Note 7 — Stockholders’ Equity
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share of Class A common stock. At December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding, excluding 17,250,000 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class B common stock (the “Class B common stock”) with a par value of $0.0001 per share. Holders of the shares of Class B Common Stock are entitled to one vote for each share of Class B Common Stock. At December 31, 2022 and 2021, there were 4,312,500 shares of Class B Common Stock issued and outstanding.
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

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the investments in the Company’s Trust Account consisted of $247 in cash and $176,146,847 in U.S. Treasury Securities. As of December 31, 2021, the investments in the Company’s Trust Account consisted of $47 in cash and $174,234,662 in U.S. Treasury Securities. All of the U.S. Treasury Securities have maturities of 185 days or less. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.”
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1).
The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on December 31, 2022 and 2021 are as follows:

December 31, 2022	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash	$247	$—	$—	$248
U.S. Treasury Securities	176,146,847	414,227	—	176,561,074

	$176,147,094	$414,227	$—	$176,561,322

December 31, 2021	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$47	$—	$—	$47
U.S. Treasury Securities	174,234,662	—	(3,264)	174,231,398

	$174,234,709	$—	$(3,264)	$174,231,445

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 9 — Income Tax
Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company’s net deferred tax assets (liability) are as follows:

	December 31,
	2022	2021
Organizational costs/startup expenses	$262,290	$5,875
Federal net operating loss	—	38,444

Deferred Tax Assets	262,290	44,319
Valuation allowance	(262,290)	(44,319)

Deferred Tax Assets, Net	$—	$—

The current and deferred portions of federal income tax benefits or expenses are as follows:

	For the Year Ended December 31, 2022	For the Period from February 1, 2021 (Inception) to December 31, 2021
Federal	$377,989	$—
Deferred	—	44,319
Change in valuation allowance	—	(44,319)

Income tax provision	$377,989	$—

A reconciliation of the federal income tax rates to the Company’s effective tax rates are as follows:

	For the Year Ended December 31, 2022	For the Period from February 1, 2021 (Inception) to December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent differences	0.0%	0.0%
Change in valuation allowance	28.6%	(21.0%)

Income tax provision	49.6%	0.0%

TRAJECTORY ALPHA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.