Form 10-Q
period 2023-03-31
Trajectory Alpha Acquisition Corp.
filed 2023-05-12
CIK 1846750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 10, 2023, there were 17,250,000 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TRAJECTORY ALPHA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Trajectory Alpha Acquisition Corp.
Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$250,597	$480,170
Prepaid expenses	152,701	193,259

Total Current Assets	403,298	673,429
Cash and marketable securities held in Trust Account	178,037,247	176,147,094

Total Assets	$178,440,545	$176,820,523

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$21,350	$—
Accrued expenses	174,500	123,225
Income tax payable	948,244	377,989
Franchise tax payable	50,000	16,487

Total Current Liabilities	1,194,094	517,701
Deferred underwriters’ discount	6,262,500	6,262,500

Total Liabilities	7,456,594	6,780,201

Commitments and Contingencies
Class A common stock, $0.0001 par value; 17,250,000 shares at a redemption value of $10.26 and $10.18 per share as of March 31, 2023 and December 31, 2022, respectively	176,910,462	175,640,563
Stockholders’ Deficiency:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022 (excluding 17,250,000 Class A shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,926,942)	(5,600,672)

Total Stockholders’ Deficiency	(5,926,511)	(5,600,241)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficiency	$178,440,545	$176,820,523

The accompanying notes are an integral part of these financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating Expenses:
Formation and operating costs	$205,805	$134,580
Professional fees	124,618	156,877
Franchise tax expense	50,000	50,000

Total Operating Expenses	380,423	341,457

Loss From Operations	(380,423)	(341,457)

Other Income:
Interest income	1,894,307	38

Total Other Income	1,894,307	38

Income (loss) before provision for income taxes	1,513,884	(341,419)
Provision for income taxes	(570,255)	—

Net Income (Loss)	$943,629	$(341,419)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	17,250,000
Basic and diluted net income (loss) per common stock, Class A common stock	$0.04	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500
Basic and diluted net income (loss) per common stock, Class B common stock	$0.04	$(0.02)
The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Deficiency
(unaudited)

	For the Three Months Ended March 31, 2023
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2023	4,312,500	$431	$—	$(5,600,672)	$(5,600,241)
Accretion of common stock subject to possible redemption	—	—	—	(1,269,899)	(1,269,899)
Net income	—	—	—	943,629	943,629

Balance - March 31, 2023	4,312,500	$431	$—	$(5,926,942)	$(5,926,511)

	For the Three Months Ended March 31, 2022
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2022	4,312,500	$431	$—	$(4,478,985)	$(4,478,554)
Remeasurement of Class A common stock to redemption value	—	—	—	(90,122)	(90,122)
Net loss	—	—	—	(341,419)	(341,419)

Balance - March 31, 2022	4,312,500	$431	$—	$(4,910,526)	$(4,910,095)

The accompanying notes are an integral part of these unaudited interim financial statements.

Trajectory Alpha Acquisition Corp.
Condensed Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$943,629	$(341,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,890,153)	—
Changes in operating assets and liabilities:
Prepaid expenses	40,558	(489,667)
Accounts payable	21,350	(23,902)
Accrued expenses	51,275	74,660
Income tax payable	570,255	—
Franchise taxes payable	33,513	(133,064)

Net Cash Used In Operating Activities	(229,573)	(913,392)

Cash Flows from Financing Activities:
Proceeds from related party	—	14,775
Payment of offering costs	—	(335,000)
Payments to related party	—	(14,830)

Net Cash Used In Financing Activities	—	(335,055)

Net Decrease in Cash and Cash Equivalents	(229,573)	(1,248,447)
Cash and Cash Equivalents - Beginning of the Period	480,170	2,300,375

Cash and Cash Equivalents - End of the Period	$250,597	$1,051,928

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$—	$90,122
Accretion of common stock subject to possible redemption	$1,269,899	$—
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
All activity for the period from February 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the IPO (as defined below) and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Going Concern and Management’s Plans
As of March 31, 2023, the Company had $250,597 in its operating bank account and working capital of $335,989 (which includes a pending reimbursement from the trust account for the Company’s franchise taxes and income taxes in the aggregate amount of $1,269,785).
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (as defined below) (see Note 3). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.
Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time to consummate a business combination for total payment value of $3,450,000) from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the end of the initial
18-month
period (which ends on June 14, 2023) to consummate an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. If the Company decides to extend the business combination period by three or six months, then the Company will need to raise additional capital in order to fund the working capital needs of the Company. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
Risks and Uncertainties
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded
non-U.S.
corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation and its securities trade on the NYSE, the Company is a “covered corporation” within the meaning of the Inflation Reduction Act. On December 27, 2022, the U.S. Department of the Treasury (the “Treasury”) published Notice
2023-2,
which provided clarification on some aspects of the application of the Excise Tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the Excise Tax. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of aspects of the Excise Tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change. The Excise Tax may make a transaction with the Company less appealing to potential business combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial business combination. The specific impact of the Inflation Reduction Act is not readily determinable as of the date of this financial statement and the financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023. The results of operations for the three and three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures for the year ended December 31, 2022 which are included in the Annual Report filed on Form
10-K
on March 10, 2023.
Note 2 — Significant Accounting Policies
There have been no material changes to the significant accounting policies included in the audited financial statements as of December 31, 2022 and for the year then ended, which were included the Annual Report filed on Form
10-K
on March 10, 2023, except as disclosed in this note.
Reclassifications
Certain prior period income statement amounts have been reclassified to conform to the Company’s fiscal 2023 presentation. These reclassifications have no impact on the Company’s previously reported net loss.
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common shares for the period, excluding shares subject to forfeiture. The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company applies the two-class
method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A common stock are excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000
shares of Class A common stock in the aggregate. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$754,903	$188,726	$(273,135)	$(68,284)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net loss per share	$0.04	$0.04	$(0.02)	$(0.02)

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
The Company’s effective tax rate for the three months ended March 31, 2023 was 35.7%, which differed from the federal statutory tax rate of 21% primarily due to the change in valuation allowance recognized against deferred tax assets in the U.S.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2023, the Company’s deferred tax asset had a full valuation allowance of $410,775.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Related Party Transactions
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.
Administrative Services Agreement
We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During each of
the three months ended March 31, 2023 and 2022, the Company recognized $30,000 of such administrative support services expense. As of March 31, 2023, the Company had accrued $30,000 of administrative support services expense related to the agreement.
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

As of March 31, 2023, the investments in the Company’s Trust Account consisted of $1,203 in cash and $178,036,045 in U.S. Treasury Securities. As of December 31, 2022, the investments in the Company’s Trust Account consisted of $247 in cash and $176,146,847 in U.S. Treasury Securities. All of the U.S. Treasury Securities have maturities of 185 days or less. The Company classifies its United States Treasury securities as held-to-maturity in
accordance with FASB ASC 320 “Investments — Debt and Equity
Securities.” Held-to-maturity treasury
securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1).
The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities as of March 31, 2023 and December 31, 2022 are as follows:

March 31, 2023	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2023
Cash held in trust	$1,203	$—	$—	$1,203
U.S. Treasury Securities	178,036,045	369,667	—	178,405,712

	$178,037,248	$369,667	$—	$178,406,915

December 31, 2022	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash held in trust	$247	$—	$—	$247
U.S. Treasury Securities	176,146,847	414,227	—	176,561,074

	$176,147,094	$414,227	$—	$176,561,322

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

As of March 31, 2023, the Company had $250,597 in our operating bank account and working capital of $335,989 (which includes a pending reimbursement from the trust account for the Company’s franchise taxes and income taxes in the aggregate amount of $1,126,785). Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2023, we had net income of $943,629 which consisted of $1,894,307 of interest income, partially offset by formation and operating costs of $205,805, professional fees of $124,618, franchise tax expense of $50,000 and income tax expense of $570,255.

For the three months ended March 31, 2022, we had a net loss of $391,419, which consisted of formation and operating costs of $134,580, professional fees of $156,877 and franchise taxes of $50,000.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $250,597 in its operating bank account and working capital of $335,989 (which includes a pending reimbursement from the trust account for the Company’s franchise taxes and income taxes in the aggregate amount of $1,126,785).

Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time to consummate a business combination for total payment value of $3,450,000) from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the end of the initial 18-month period (which ends on June 14, 2023) to consummate of an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. If the Company decides to extend the business combination period by three or six months, then the Company will need to raise additional capital in order to fund the working capital needs of the Company. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During each of the three months ended March 31, 2023 and 2022, the Company recognized $30,000 of such administrative support services expense. As of March 31, 2023, the Company had accrued $30,000 of administrative support services expense related to the agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the 17,250,000 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Income Taxes

We follow the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to income tax examinations by major taxing authorities since inception.

At the end of each interim reporting period, we determine the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three months ended March 31, 2023 was 35.7%, which differed from the federal statutory tax rate of 21% primarily due to the change in valuation allowance recognized against deferred tax assets in the U.S.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of March 31, 2023, our deferred tax asset had a full valuation allowance of $410,775.

Net Loss per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common stock for the period. We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. We apply the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A common stock are excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A common stock in the aggregate. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ending March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023 (the “Form 10-K”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

TRAJECTORY ALPHA ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Peter Bordes
		Name:	Peter Bordes
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Michael E.S. Frankel
		Name:	Michael E.S. Frankel
		Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)