Form 10-Q
period 2023-06-30
Zalatoris Acquisition Corp.
filed 2023-08-18
CIK 1846750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission File Number:
001-41143

ZALATORIS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1837862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

99 Wall Street, Suite 5801 New York, New York	10005
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (917)
675-3106
N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable public warrant	TCOA.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	TCOA	New York Stock Exchange
Redeemable public warrants, each redeemable public whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per whole share	TCOA.WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
As of
August 18
, 2023, there were 6,358,118 shares of Class A common stock (“Class A Common Stock”), $0.0001 par value per share, and 4,312,500 shares of Class B common stock (“Class B Common Stock”), $0.0001 par value per share, issued and outstanding.

ZALATORIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Zalatoris Acquisition Corp.
Condensed Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,115	$480,170
Prepaid expenses	42,967	193,259

Total Current Assets	50,082	673,429
Cash and marketable securities held in Trust Account	66,308,375	176,147,094

Total Assets	$66,358,457	$176,820,523

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$8,010	$—
Accrued expenses	153,878	123,225
Income tax payable	691,662	377,989
Franchise tax payable	20,000	16,487
Excise tax payable	1,124,633	—
Due to related party	150,000	—

Total Current Liabilities	2,148,183	517,701
Deferred underwriters’ discount	6,262,500	6,262,500

Total Liabilities	8,410,683	6,780,201

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 6,358,118 and 17,250,000 shares, respectively, at a redemption value of $10.30 and $10.18 per share as of June 30, 2023 and December 31, 2022, respectively	65,468,171	175,640,563
Stockholders’ Deficiency:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022 (excluding 6,358,118 Class A shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(7,520,829)	(5,600,672)

Total Stockholders’ Deficiency	(7,520,398)	(5,600,241)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficiency	$66,358,456	$176,820,523

The accompanying notes are an integral part of these financial statements.

Zalatoris Acquisition Corp.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses:
Formation and operating costs	$282,536	$190,251	$488,341	$324,832
Professional fees	289,370	61,149	413,988	218,025
Franchise tax expense	50,000	50,000	100,000	100,000

Total Operating Expenses	621,906	301,400	1,002,329	642,857

Loss From Operations	(621,906)	(301,400)	(1,002,329)	(642,857)

Other Income:
Interest income	1,628,260	101,602	3,522,567	101,640

Total Other Income	1,628,260	101,602	3,522,567	101,640

Income (loss) before provision for income taxes	1,006,354	(199,798)	2,520,238	(541,217)
Provision for income taxes	(121,450)	—	(691,705)	—

Net Income (Loss)	$884,904	$(199,798)	$1,828,533	$(541,217)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	17,250,000	17,250,000	17,250,000
Basic and diluted net income (loss) per common stock, Class A common stock	$0.04	$(0.01)	$0.08	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income (loss) per common stock, Class B common stock	$0.04	$(0.01)	$0.08	$(0.03)
The accompanying notes are an integral part of these unaudited interim financial statements.

Zalatoris Acquisition Corp.
Condensed Statements of Changes in Stockholders’ Deficiency
(unaudited)

	For the Six Months Ended June 30, 2023
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2023	4,312,500	$431	$—	$(5,600,672)	$(5,600,241)
Accretion of common stock subject to possible redemption	—	—	—	(1,269,899)	(1,269,899)
Net income	—	—	—	943,629	943,629

Balance - March 31, 2023	4,312,500	$431	$—	$(5,926,942)	$(5,926,511)
Contribution of capital from sponsor	—	—	250,000	—	250,000
Accretion of common stock subject to possible redemption	—	—	(250,000)	(1,354,158)	(1,604,158)
Excise tax liability arising from redemption of Class A shares	—	—	—	(1,124,633)	(1,124,633)
Net income	—	—	—	884,904	884,904

Balance - June 30, 2023	4,312,500	$431	$—	$(7,520,829)	$(7,520,398)

	For the Six Months Ended June 30, 2022
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2022	4,312,500	$431	$—	$(4,478,985)	$(4,478,554)
Remeasurement of Class A common stock to redemption value	—	—	—	(90,122)	(90,122)
Net loss	—	—	—	(341,419)	(341,419)

Balance - March 31, 2022	4,312,500	$431	$—	$(4,910,526)	$(4,910,095)
Net loss	—	—	—	(199,798)	(199,798)

Balance - June 30, 2022	4,312,500	$431	$—	$(5,110,324)	$(5,109,893)

The accompanying notes are an integral part of these unaudited interim financial statements.

Zalatoris Acquisition Corp.
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,828,533	$(541,217)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,515,761)	(101,338)
Changes in operating assets and liabilities:
Prepaid expenses	150,292	(431,372)
Accounts payable	8,010	(113,826)
Accrued expenses	30,653	94,500
Income tax payable	561,326	—
Franchise taxes payable	3,513	(157,368)

Net Cash Used In Operating Activities	(1,181,087)	(1,250,621)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	113,046,448	—
Proceeds from Trust Account for franchise tax reimbursement	80,000	—
Proceeds from Trust Account for income tax reimbursement	378,032	—
Investment of cash in Trust Account for extension payment	(150,000)	—

Net Cash Provided By Investing Activities	113,354,480	—

Cash Flows from Financing Activities:
Contribution of capital from sponsor	250,000	—
Payment of redemptions	(113,046,448)	—
Proceeds from working capital loan from sponsor	150,000	—
Proceeds from related party	—	14,775
Payment of offering costs	—	(335,000)
Payments to related party	—	(14,830)

Net Cash Used In Financing Activities	(112,646,448)	(335,055)

Net Decrease in Cash and Cash Equivalents	(473,055)	(1,585,676)
Cash and Cash Equivalents - Beginning of the Period	480,170	2,300,375

Cash and Cash Equivalents - End of the Period	$7,115	$714,699

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Excise tax liability arising from redemption of Class A shares	$1,124,633	$—
Remeasurement of Class A common stock to redemption value	$—	$90,122
Accretion of common stock subject to possible redemption	$2,874,057	$—
The accompanying notes are an integral part of these unaudited interim financial statements.

ZALATORIS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization, Plan of Business Operations, Going Concern and Management’s Plans, Risks and Uncertainties and Basis of Presentation
Organization and Plan of Business Operations
Zalatoris Acquisition Corp. (f/k/a Trajectory Alpha Acquisition Corp.) (the “Company”) is a blank check company incorporated in the State of Delaware on February 1, 2021. The Company was formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization
,
or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity for the period from February 1, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the IPO (as defined below) and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
The Company’s sponsor is J. Streicher Holdings, LLC, a Delaware limited liability company (the “Sponsor”). See below for details of the change in sponsor on June 2, 2023.
On December 14, 2021, the Company completed the initial public offering (the “IPO”) of 17,250,000 units at $10.00 per unit (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriter’s over-allotment option being exercised in full. Each Unit consists of one share of Class A common stock (the “Class A Common Stock”) and one-half
of one redeemable public warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
Simultaneously with the consummation of the IPO and the full exercise of the over-allotment option by the underwriter, the Company consummated the private placement of 5,725,000 private placement warrants (the “Private Placement Warrants”) to Trajectory Alpha Sponsor LLC, the Company’s former sponsor (the “Former Sponsor”), at a price of $1.00 per Private Placement Warrants in a private placement transaction.
Change in Sponsor
On June 2, 2023, the Company entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with the Sponsor and the Former Sponsor, pursuant to which the Sponsor contributed $250,000 to the Company (the “Contribution”) and paid $1.00 to the Former Sponsor (the “Consideration” and together with the Contribution, the “Purchase Price”). In return, the Former Sponsor sold and assigned to the Sponsor 2,170,464 shares of Class B common stock (“Class B Common Stock”) of the Company and 4,525,000 Private Placement Warrants.
In connection with the Purchase Agreement, effective June 2, 2023, Peter Bordes, Paul Sethi, Jonathan Bond, Ninan Chacko, and Elisabeth H. DeMarse tendered their resignations as directors of the Company, and Peter Bordes and Michael E.S. Frankel resigned as officers of the Company. Effective June 2, 2023, Jonathan Bond, Ninan Chacko, and Elisabeth H. DeMarse also resigned as directors of the audit committee, compensation committee, and nominating and corporate governance committee of the Company.

On June 2, 2023, in connection with the Purchase Agreement, Pantelis Dimitriou, Niall Ennis, Paul Davis, Adeel Rouf, and Sarah Watson were appointed as members of the board of directors of the Company. Paul Davis was appointed as Chief Executive Officer of the Company, and Pantelis Dimitriou was appointed as the Company’s Chief Financial Officer.
In addition, on June 2, 2023, the Company entered into a Purchase Agreement (the “Metric Assignment”) with the Sponsor, the Former Sponsor, and Metric Finance Holdings II, LLC (“Metric”), pursuant to which the Sponsor acquired 422,434 shares of Class B Common Stock from Metric.
Accordingly, the Sponsor now holds 2,592,898 shares out of the 4,312,500 issued and outstanding shares of Class B Common Stock and 4,525,000 Private Placement Warrants out of the 5,725,000 issued and outstanding Private Placement Warrants.
Extension Amendment to Amended and Restated Certificate of Incorporation
On June 12, 2023, at a special meeting of the Company’s stockholders (the “Special Meeting”), the stockholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s amended and restated certificate of incorporation, which amended the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Company’s initial public offering.
The Charter Amendment allows the Company to extend the Termination Date by up to nine one-month
extensions to March 14, 2024 (each
one-month
extension period, an “Extended Period”) provided that if any Extended Period ends on a day that is not a business day, such Extended Period will be automatically extended to the next succeeding business day. To obtain each one-month
extension, the Company, the Sponsor, or any of their affiliates or designees must deposit into the Company’s trust account by the deadline applicable prior to the extension the lesser of (i) $150,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that were not redeemed in connection with the stockholder vote at the Special Meeting (the “Extension Fee”). To date, the Company has caused an aggregate of $450,000 to be deposited into the trust account for the first, second, and third monthly extensions.
On June 26, 2023, the board of directors of the Company filed a certificate of amendment to the amended and restated certificate of incorporation with the Secretary of State of Delaware, pursuant to which the Company’s name was changed from “Trajectory Alpha Acquisition Corp.” to “Zalatoris Acquisition Corp.” (the “Name Change”). This Name Change became effective as of the filing date. Trading under the new name began on June 27, 2023.
The Trust Account
The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
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
On June 14, 2023, the Sponsor deposited $150,000 related to Extension Fees into the Company’s trust account on behalf of the Company. Such amounts are required to be repaid by the Company to the Sponsor (a “related party”). As of June 30, 2023, the Company had recorded $150,000 of Extension Fees due to a related party on the condensed balance sheet.

Redemption of Public Shares
On June 12, 2023, the Company held a Special Meeting where the Company’s public stockholders voted
and approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation, which triggered a right of the Company’s public stockholders to demand the redemption of their public shares out of funds held in the Company’s trust account. Prior to redemptions, the Company had 17,250,000 public shares outstanding. Holders of 10,891,882 of the Company’s public shares properly requested redemption, resulting in 6,358,118 public shares outstanding, and approximately $113 million was paid to the redeeming public stockholders (the “Redemptions”).
The funds held in the Company’s trust account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any of the redemptions or future redemptions prior to or in connection with an initial business combination or the liquidation of the Company. The excise tax, when or if it becomes due, will be paid by the Company.
Business Combination
Following the closing of the IPO and full exercise of the over-allotment option by the underwriter on December 14, 2021, approximately $174 million ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the trust account. After taking into account the Redemptions described above, there was $66,308,375 available in the trust account as of June 30, 2023.
The Company’s management has broad discretion with respect to the specific application of the remaining net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, “target business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company’s signing a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.
The Company’s amended and restated certificate of incorporation allows the Company to extend the Termination Date by up to nine
(9) one-month
extensions to March 14, 2024. If the Company is unable to complete the initial Business Combination by the Termination Date (or any Extended Period), the Company will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Going Concern and Management’s Plans
As of June 30, 2023, the Company had $7,115 in its operating bank account and adjusted working capital deficit
of
$(1,257,897) (which includes a pending reimbursement from the trust account for the Company’s franchise taxes and income taxes in the aggregate amount of $840,204
).
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (as defined below) (see Note 3). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans other than the $150,000 due to the Sponsor which is disclosed elsewhere. The Company intends to request additional Working Capital Loans until a Business Combination is consummated.

Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination by March 14, 2024 (subject to paying for six additional one-month
extensions as provided above) and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date the financial statements included in this Quarterly Report on Form
10-Q
were issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company decides to extend the business combination period by up to six
months, then the Company will need to raise additional capital in order to fund the working capital needs of the Company. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures for the year ended December 31, 2022 which are included in the Annual Report filed on Form
10-K
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, the 6,358,118 shares of Class A Common Stock are presented at redemption value of $65,468,171 or $10.30 per share
,
as temporary equity, outside of the stockholders’ deficit section of the balance sheet.
Convertible Instruments
The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 “Derivatives and Hedging” (“ASC 815”) of the FASB ASC. The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Bifurcated embedded features are recorded at their initial fair values which create additional debt discount to the host instrument.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares for the period, excluding shares subject to forfeiture. The Company has two classes of stock, which are referred to as Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. The Company applies the two-class
method in calculating earnings (loss) per share. Remeasurement adjustments associated with the redeemable Class A Common Stock are excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 shares of Class A Common Stock in the aggregate. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net loss per common share for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$707,923	$176,981	$1,462,826	$365,707
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net income per share	$0.04	$0.04	$0.08	$0.08

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(159,838)	$(39,960)	$(432,974)	$(108,243)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June

30, 2023, the Company accrued $25,295 related to estimated tax penalties
,

which was included within formation and operating costs on the statement of operations for the six months ended June 30, 2023.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.
The Company’s effective tax rate for the six months ended June 30, 2023 was 27.4%, which differed from the federal statutory tax rate of 21% primarily due to the change in valuation allowance recognized against deferred tax assets in the U.S.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2023, the Company’s deferred tax asset had a full valuation allowance of $446,467.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Related Party Transactions
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Sponsor entered into a working capital promissory note (“Promissory Note”) with the Company, pursuant to which the Sponsor will make certain non-interest bearing loans and advances to the Company up to
$
2,000,000
. The principal balance of the Promissory Note will be due and payable by the Company upon the earlier of: (i) the closing of the initial Business Combination, and (ii) the liquidation of the Company. I
f the Company completes an initial Business Combination, the Company will be obligated to repay such loaned amounts out of the proceeds of the trust account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account can be used to repay such loaned amounts. The Company may elect to convert up to $2,000,000 of unpaid principal under the Promissory Note into that number of warrants, equal to: (i) the portion of the unpaid principal begin converted, divided by (y) the conversion price of One Dollar
(
$1.00)
per warrant, rounded up to the nearest whole number of warrants. The warrants are identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period.
During
 the six months ended June 30, 2023, the Sponsor deposited $
150,000
related to Extension Fees into the trust account on behalf of the Company in the form of Working Capital Loans. As of June 30, 2023, the Company had Working Capital Loans outstanding in the amount of
$
150,000
,
which were included in “Due to a related party” on the balance sheet as of such date. See Note 6 – Subsequent Events – Working Capital Loans.

Administrative Services Agreement
We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023, we recognized $30,000 and $60,000, respectively, of such administrative support services expense. During the three and six months ended June 30, 2022, we recognized $30,000 and $60,000, respectively, of such administrative support services expense. As of June 30, 2023, the Company had accrued $10,000 of administrative support services expense related to the agreement.
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

As of June 30, 2023, the investments in the Company’s trust account consisted of $552 in cash and $66,307,823 in U.S. Treasury Securities. As of December 31, 2022, the investments in the Company’s trust account consisted of $247 in cash and $176,146,847 in U.S. Treasury Securities. All of the U.S. Treasury Securities have maturities of 185 days or less. The Company classifies its United States Treasury securities as held-to-maturity in
accordance with FASB ASC 320 “Investments — Debt and Equity
Securities.” Held-to-maturity treasury
securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1).
The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities as of June 30, 2023 and December 31, 2022 are as follows:

June 30, 2023	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2023

Cash held in trust	$552	$—	$—	$552
U.S. Treasury Securities	66,307,823	—	—	66,307,823

	$66,308,375	$—	$—	$66,308,375

December 31, 2022	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash held in trust	$247	$—	$—	$247
U.S. Treasury Securities	176,146,847	414,227	—	176,561,074

	$176,147,094	$414,227	$—	$176,561,322

Note 5 — Commitments and Contingencies
Inflation Reduction Act of 2022 (the “IR Act”)
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination. Finally, based on recently issued interim guidance from the Internal Revenue Service and Treasury, subject to certain exceptions, the excise tax should not apply in the event of our liquidation.
In connection with the Company’s Special Meeting on June 12, 2023, the Company’s stockholders redeeme
d 10,891,882 shares of Class A Common Stock

a
n
d approximately $113 millio
n was paid to the redeeming public stockholders on June 30, 2023. T he Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and concluded that it is probable that a contingent liability should be recorded in connection with excise tax payable upon completion of an initial Business Combination. As of June 30, 2023, the Company recorded an excise tax liability of $1,124,633, calculated as 1%
of the total amount paid to redeeming shareholders in connection with the Special Meeting.
Note 6 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than noted below.
Non-Binding
Letter of Intent of the Proposed Business Combination
On July 13, 2023, the Company entered into a
Non-Binding
Letter of Intent (“LOI”) with Anteco Systems, S.L., a private limited company incorporated under the laws of Spain (“AnyTech”), pursuant to which the Company proposes to acquire all the issued and outstanding share capital of AnyTech, based on certain material financial and business terms and conditions being met.

Working Capital Loans
On

July 19, 2023, $150,000
was deposited into the trust account of the Company by the Sponsor for an Extension Fee, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from July 14, 2023 to August 14, 2023. The extension was the second of nine one-month extensions permitted under the Company’s governing documents. The payment was made on behalf of the Company in the form of a Working Capital Loan.
On August 14, 2023, $150,000
was deposited into the trust account of the Company by the Sponsor for an Extension Fee, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from August 14, 2023 to September 14, 2023. The extension was the third of nine one-month extensions permitted under the Company’s governing documents. The payment was made on behalf of the
Company in the form of a Working Capital Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Zalatoris Acquisition Corp.,” “our,” “us” or “we” refer to Zalatoris Acquisition Corp., references to “management” or “management team” refer to our officers and directors, and references to the “Sponsor” refer to J. Streicher Holdings, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes, and oral statements made from time to time by our representatives may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the SEC. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “IPO”) and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt.

On December 14, 2021, we consummated the IPO of 17,250,000 units (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one of our redeemable public warrants (each whole warrant, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $172,500,000.

On December 14, 2021, simultaneously with the consummation of the IPO, we completed the private sale (the “Private Placement”) of an aggregate of 5,725,000 warrants (the “Private Placement Warrants”) to Trajectory Alpha Sponsor LLC, our former sponsor (the “Former Sponsor”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,725,000.

The net proceeds from the IPO, together with certain of the proceeds from the Private Placement, $174,225,000 in the aggregate (the “Offering Proceeds”), were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs amounted to $22,323,737, consisting of $1,500,000 of cash underwriting commissions, $5,366,378 of fair value shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), issued to the underwriter, $6,262,500 of deferred underwriting commissions, $8,658,646 of the excess of fair value of the shares of Class B Common Stock acquired by Anchor Investors, and $536,213 of other offering costs.

As of June 30, 2023, we had $7,115 in our operating bank account and adjusted working capital deficit of $(1,257,897) (which includes a pending reimbursement from the trust account for our franchise taxes and income taxes in the aggregate amount of $840,204). Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generated any operating revenues and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended June 30, 2023, we had net income of $884,904 which consisted of $1,628,260 of interest income, partially offset by formation and operating costs of $282,536, professional fees of $289,370, franchise tax expense of $50,000 and income tax expense of $121,450. For the six months ended June 30, 2023, we had net income of $1,828,533 which consisted of $3,522,567 of interest income, partially offset by formation and operating costs of $488,341, professional fees of $413,988, franchise tax expense of $100,000 and income tax expense of $691,705.

For the three months ended June 30, 2022, we had net loss of $199,798 which consisted of $101,602 of interest income, partially offset by formation and operating costs of $190,251, professional fees of $61,149, and franchise tax expense of $50,000. For the six months ended June 30, 2022, we had net loss of $541,217 which consisted of $101,640 of interest income, partially offset by formation and operating costs of $324,832, professional fees of $218,025, and franchise tax expense of $100,000.

Change in Sponsor

On June 2, 2023, we entered into a Purchase and Contribution Agreement (the “Purchase Agreement”) with J. Streicher Holdings, LLC (the “Sponsor”) and Trajectory Alpha Sponsor LLC (“Former Sponsor”), pursuant to which the Sponsor purchased 2,170,464 shares of Class B Common Stock and 4,525,000 Private Placement Warrants from the Former Sponsor.

In addition, on June 2, 2023, we entered into a Purchase Agreement (the “Metric Assignment”) with J. Streicher Holdings, LLC (the “Sponsor”), the Trajectory Alpha Sponsor LLC (the “Former Sponsor”), and Metric Finance Holdings II, LLC (“Metric”), pursuant to which the Sponsor acquired 422,434 shares of Class B Common Stock from Metric.

Accordingly, the Sponsor now holds 2,592,898 shares out of the 4,312,500 issued and outstanding shares of Class B Common Stock and 4,525,000 Private Placement Warrants out of the 5,725,000 issued and outstanding Private Placement Warrants.

Non-Binding Letter of Intent of the Proposed Business Combination

On July 13, 2023, we entered into a Non-Binding Letter of Intent (“LOI”) with Anteco Systems, S.L., a private limited company incorporated under the laws of Spain (“AnyTech”), pursuant to which we propose to acquire all the issued and outstanding share capital of AnyTech, based on certain material financial and business terms and conditions being met.

Change of Name

On June 26, 2023, our board of directors filed a certificate of amendment to the amended and restated certificate of incorporation with the Secretary of State of Delaware, pursuant to which our name was changed from “Trajectory Alpha Acquisition Corp.” to “Zalatoris Acquisition Corp.” (the “Name Change”). This Name Change became effective as of the filing date. Trading under the new name began on June 27, 2023.

Extension Amendment to Amended and Restated Certificate of Incorporation

On June 12, 2023, at a special meeting of our stockholders (the “Special Meeting”), our stockholders approved an amendment (the “Charter Amendment”) to our amended and restated certificate of incorporation, which amended the structure and cost of our right to extend the date (the “Termination Date”) by which we must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving our business and one or more businesses, (ii) cease our operations if we fail to complete such Business Combination, and (iii) redeem or repurchase 100% of our Class A Common Stock included as part of the units sold in our initial public offering.

The Charter Amendment allows us to extend the Termination Date by up to nine one-month extensions to March 14, 2024 (each one-month extension period, an “Extended Period”) provided that if any Extended Period ends on a day that is not a business day, such Extended Period will be automatically extended to the next succeeding business day. To obtain each one-month extension, the Company, the Sponsor, or any of our affiliates or designees must deposit into our trust account by the deadline applicable prior to the extension the lesser of (i) $150,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that were not redeemed in connection with the stockholder vote at the Special Meeting (the “Extension Fee”). To date, we have caused an aggregate of $450,000 to be deposited into the trust account for the first, second, and third monthly extensions.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $7,115 in its operating bank account and adjusted working capital deficit of $(1,257,897) (which includes a pending reimbursement from the trust account for the Company’s franchise taxes and income taxes in the aggregate amount of $840,204)

Management has determined that the possibility that we may be unsuccessful in consummating an initial Business Combination by March 14, 2024 (subject to paying for six additional one-month extensions as provided above) and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date the financial statements included in this Quarterly Report on Form 10-Q were issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we decide to extend the business combination period by up to six months, then we will need to raise additional capital in order to fund our working capital needs. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and six months ended June 30, 2023, we recognized $30,000 and $60,000, respectively, of such administrative support services expense. During the three and six months ended June 30, 2022, we recognized $30,000 and $60,000, respectively, of such administrative support services expense. As of June 30, 2023, we had accrued $10,000 of administrative support services expense related to the agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, the 6,358,118 shares of Class A Common Stock are presented at redemption value of $65,468,171 or $10.30 per share, as temporary equity, outside of the stockholders’ deficit section of the balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of June 30, 2023, we accrued $25,295 related to estimated tax penalties, which was included within formation and operating costs on the statement of operations for the six months ended June 30, 2023. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are subject to income tax examinations by major taxing authorities since inception.

At the end of each interim reporting period, we determine the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the six months ended June 30, 2023 was 27.4%, which differed from the federal statutory tax rate of 21% primarily due to the change in valuation allowance recognized against deferred tax assets in the U.S.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2023, our deferred tax asset had a full valuation allowance of $446,467.

Net Loss per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock for the period. We have two classes of stock, which are referred to as Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. We apply the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A Common Stock are excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A Common Stock in the aggregate. As of June 30, 2023 and December 31, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ending June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our final prospectus dated December 9, 2021 filed with the SEC on December 13, 2021 (the “IPO Prospectus”) and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023 (the “Form 10-K”). Any of these risk factors could result in a significant or material adverse effect on our business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem to be immaterial may also impair our business, financial condition, and/or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Prospectus or the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the six months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation dated December 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2021).

3.2	Amendment to the Amended and Restated Certificate of Incorporation dated June 14, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023).

3.3	Certificate of Incorporation dated February 1, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on March 8, 2023).

3.4*	Certificate of Amendment to Certificate of Incorporation dated June 21, 2023.

3.5	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on March 8, 2023).

10.1	Purchase and Contribution Agreement dated June 2, 2023 by and among the Sponsor, the Company, and the Former Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023).

10.2	Purchase Agreement dated June 2, 2023 by and among the Sponsor, the Company, the Former Sponsor, and Metric Finance Holdings II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

ZALATORIS ACQUISITION CORP.

Date: August 18, 2023	By:	/s/ Paul Davis
		Name:	Paul Davis
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2023	By:	/s/ Pantelis Dimitriou
		Name:	Pantelis Dimitriou
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)