Form 10-Q
period 2023-09-30
Zalatoris Acquisition Corp.
filed 2023-11-13
CIK 1846750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41143

ZALATORIS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1837862
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

99 Wall Street, Suite 5801 New York, New York	10005
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2023, there were 6,358,118 shares of Class A common stock (“Class A Common Stock”), $0.0001 par value per share, and 4,312,500 shares of Class B common stock (“Class B Common Stock”), $0.0001 par value per share, issued and outstanding.

ZALATORIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zalatoris Acquisition Corp.

Condensed Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,375	$480,170
Prepaid expenses	21,484	193,259
Total Current Assets	28,859	673,429
Cash and marketable securities held in Trust Account	68,344,713	176,147,094
Total Assets	$68,373,572	$176,820,523
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$227,941	$-
Accrued expenses	247,565	123,225
Income tax payable	1,056,095	377,989
Franchise tax payable	70,000	16,487
Excise tax payable	1,130,464	-
Due to related party	816,400	-
Total Current Liabilities	3,548,465	517,701
Deferred underwriters’ discount	6,262,500	6,262,500
Total Liabilities	9,810,965	6,780,201
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 6,358,118 and 17,250,000 shares, respectively, at a redemption value of $10.55 and $10.18 per share as of September 30, 2023 and December 31, 2022, respectively	67,090,078	175,640,563
Stockholders’ Deficiency:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022 (excluding 6,358,118 and 17,250,000 Class A shares, respectively, subject to redemption as of September 30, 2023 and December 31, 2022)	-	-
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	431	431
Additional paid-in capital	-	-
Accumulated deficit	(8,527,902)	(5,600,672)
Total Stockholders’ Deficiency	(8,527,471)	(5,600,241)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficiency	$68,373,572	$176,820,523

The accompanying notes are an integral part of these financial statements.

Zalatoris Acquisition Corp.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Expenses:
Formation and operating costs	$104,260	$220,178	$592,601	$545,010
Professional fees	447,241	138,045	861,229	356,071
Franchise tax expense	50,000	50,000	150,000	150,000
Total Operating Expenses	601,501	408,223	1,603,830	1,051,080
Loss From Operations	(601,501)	(408,223)	(1,603,830)	(1,051,080)
Other Income:
Interest income	1,586,599	685,599	5,109,166	787,239
Total Other Income	1,586,599	685,599	5,109,166	787,239
Income (loss) before provision for income taxes	985,098	277,376	3,505,336	(263,841)
Income tax (provision) benefit	(364,433)	41,929	(1,056,138)	41,929
Net Income (Loss)	$620,665	$319,305	$2,449,198	$(221,912)

Basic and diluted weighted average shares outstanding, Class A common stock	6,358,118	17,250,000	13,579,476	17,250,000
Basic and diluted net income (loss) per common stock, Class A common stock	$0.06	$0.01	$0.14	$(0.01)
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income (loss) per common stock, Class B common stock	$0.06	$0.01	$0.14	$(0.01)

The accompanying notes are an integral part of these unaudited interim financial statements.

Zalatoris Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Deficiency

(unaudited)

	For the Nine Months Ended September 30, 2023
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2023	4,312,500	$431	$-	$(5,600,672)	$(5,600,241)
Accretion of common stock subject to possible redemption	-	-	-	(1,269,899)	(1,269,899)
Net income	-	-	-	943,629	943,629
Balance - March 31, 2023	4,312,500	$431	$-	$(5,926,942)	$(5,926,511)
Contribution of capital from sponsor	-	-	250,000	-	250,000
Accretion of common stock subject to possible redemption	-	-	(250,000)	(1,354,158)	(1,604,158)
Excise tax liability arising from redemption of Class A shares	-	-	-	(1,124,633)	(1,124,633)
Net income	-	-	-	884,904	884,904
Balance - June 30, 2023	4,312,500	$431	$-	$(7,520,829)	$(7,520,398)
Accretion of common stock subject to possible redemption	-	-	-	(1,621,907)	(1,621,907)
Excise tax liability arising from redemption of Class A shares	-	-	-	(5,831)	(5,831)
Net income	-	-	-	620,665	620,665
Balance - September 30, 2023	4,312,500	$431	$-	$(8,527,902)	$(8,527,471)

	For the Nine Months Ended September 30, 2022
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance - January 1, 2022	4,312,500	$431	$-	$(4,478,985)	$(4,478,554)
Remeasurement of Class A common stock to redemption value	-	-	-	(90,122)	(90,122)
Net loss	-	-	-	(341,419)	(341,419)
Balance - March 31, 2022	4,312,500	$431	$-	$(4,910,526)	$(4,910,095)
Net loss	-	-	-	(199,798)	(199,798)
Balance - June 30, 2022	4,312,500	$431	$-	$(5,110,324)	$(5,109,893)
Accretion of Class A common stock subject to possible redemption	-	-	-	(425,293)	(425,293)
Net loss	-	-	-	319,305	319,305
Balance - September 30, 2022	4,312,500	$431	$-	$(5,216,312)	$(5,215,881)

The accompanying notes are an integral part of these unaudited interim financial statements.

Zalatoris Acquisition Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$2,449,198	$(221,912)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(5,102,099)	(784,955)
Changes in operating assets and liabilities:
Prepaid expenses	171,775	(325,723)
Deferred tax asset	-	(41,929)
Accounts payable	227,941	(91,225)
Accrued expenses	124,339	155,387
Income tax payable	678,106	-
Franchise taxes payable	53,513	(183,064)
Net Cash Used In Operating Activities	(1,397,227)	(1,493,421)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	113,046,448	-
Proceeds from Trust Account for franchise tax reimbursement	80,000	-
Proceeds from Trust Account for income tax reimbursement	378,032	-
Investment of cash in Trust Account for extension payments	(600,000)	-
Net Cash Provided By Investing Activities	112,904,480	-

Cash Flows from Financing Activities:
Contribution of capital from sponsor	250,000	-
Payment of redemptions	(113,046,448)	-
Proceeds from working capital loan from sponsor	816,400	-
Proceeds from related party	-	14,775
Payment of offering costs	-	(335,000)
Payments to related party	-	(22,557)
Proceeds from Trust Account for franchise tax reimbursement	-	257,317
Net Cash Used In Financing Activities	(111,980,048)	(85,465)
Net Decrease in Cash and Cash Equivalents	(472,795)	(1,578,886)
Cash and Cash Equivalents - Beginning of the Period	480,170	2,300,375
Cash and Cash Equivalents - End of the Period	$7,375	$721,489

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Excise tax liability arising from redemption of Class A shares	$1,130,464	$-
Remeasurement of Class A common stock to redemption value	$-	$90,122
Accretion of Class A common stock subject to possible redemption	$4,495,964	$425,293

The accompanying notes are an integral part of these unaudited interim financial statements.

ZALATORIS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations, Going Concern and Management’s Plans, Risks and Uncertainties and Basis of Presentation

Organization and Plan of Business Operations

Zalatoris Acquisition Corp. (f/k/a Trajectory Alpha Acquisition Corp.) (the “Company”) is a blank check company incorporated in the State of Delaware on February 1, 2021. The Company was formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from February 1, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the IPO (as defined below) and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Change of Board Member

As of July 26, 2023, Sarah Watson, who was appointed to the Company’s board of directors June 2, 2023, stepped down from her position as a director of the Company. Ms. Watson’s resignation was not the result of any disagreement with management or the Company on any matter relating to the Company’s operations, policies or practices. On September 7, 2023, Ms. Watson’s vacant seat on the Board was filled by Mr. Stephanos Papadopoulos.

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

The Charter Amendment allows the Company to extend the Termination Date by up to nine one-month extensions to March 14, 2024 (each one-month extension period, an “Extended Period”) provided that if any Extended Period ends on a day that is not a business day, such Extended Period will be automatically extended to the next succeeding business day. To obtain each one-month extension, the Company, the Sponsor, or any of their affiliates or designees must deposit into the Company’s trust account by the deadline applicable prior to the extension the lesser of (i) $150,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of public shares of the Company that were not redeemed in connection with the stockholder vote at the Special Meeting (the “Extension Fee”). To date, we have caused an aggregate of $750,000 to be deposited into the trust account for five of the nine monthly extensions such that the current termination date of the Company is November 14, 2023.

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

During the three and nine months ended September 30, 2023, the Sponsor deposited $450,000 and $600,000, respectively, related to Extension Fees into the Company’s trust account on behalf of the Company. Such amounts are required to be repaid by the Company to the Sponsor (a “related party”). As of September 30, 2023, the Company had recorded $600,000 of Extension Fees due to a related party on the condensed balance sheet.

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

Business Combination

Following the closing of the IPO and full exercise of the over-allotment option by the underwriter on December 14, 2021, approximately $174 million ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the trust account. After taking into account the Redemptions described above, there was $68,344,713 available in the trust account as of September 30, 2023.

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

On July 13, 2023, we entered into a Non-Binding Letter of Intent (“LOI”) with Anteco Systems, S.L., a private limited company incorporated under the laws of Spain (“AnyTech” and “Target”), pursuant to which we propose to acquire all the issued and outstanding share capital of AnyTech, based on certain material financial and business terms and conditions being met. On September 8, 2023, we entered into a definitive Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”) with Millymont Limited, a private limited company incorporated in Ireland (“Holdco”), AnyTech365 Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), J. Streicher Technical Services, LLC, a Delaware limited liability company (“J. Streicher”), AnyTech, Miguel Ángel Casales Ruiz and Thomas Marco Balsloev, as the Target’s representatives (the “Target’s Representatives”), and Jaleel Lewis, as the Company’s representative (the “Company Representative”), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Holdco, and the Target will merge with and into Holdco, with Holdco continuing as the surviving entity, resulting in Holdco becoming the successor registrant to the Company (the “Transaction”). As of the date of filing of this Quarterly Report, the Business Combination Agreement had not closed.

Going Concern and Management’s Plans

As of September 30, 2023, the Company had $7,375 in its operating bank account and adjusted working capital deficit of $2,264,969 (which includes a pending reimbursement from the trust account for the Company’s franchise taxes and income taxes in the aggregate amount of $1,254,637).

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (as defined below) (see Note 3). As of September 30, 2023, there was an aggregate of $816,400 due to the Sponsor under such Working Capital Loans included within due to related party on the condensed balance sheet. The Company intends to request additional Working Capital Loans until a Business Combination is consummated.

Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination by March 14, 2024 (subject to paying for four additional one-month extensions as provided above) and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date the financial statements included in this Quarterly Report on Form 10-Q were issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company decides to extend the business combination period by up to six months, then the Company will need to raise additional capital in order to fund the working capital needs of the Company. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures for the year ended December 31, 2022 which are included in the Annual Report filed on Form 10-K on March 10, 2023.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, the 6,358,118 shares of Class A Common Stock are presented at redemption value of $67,090,078, or $10.55 per share, as temporary equity, outside of the stockholders’ deficit section of the balance sheet.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 shares of Class A Common Stock in the aggregate. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net loss per common share for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$369,825	$250,840	$1,858,868	$590,330
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	6,358,118	4,312,500	13,579,476	4,312,500
Basic and diluted net income per share	$0.06	$0.06	$0.14	$0.14

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$255,444	$63,861	$(177,530)	$(44,382)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net loss per share	$0.01	$0.01	$(0.01)	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023, the Company accrued $18,047 related to estimated tax penalties, of which, $(7,248) and $18,047, was included within formation and operating costs on the statement of operations for the three and nine months ended September 30, 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

The Company’s effective tax rate for the nine months ended September 30, 2023 was 30%, which differed from the federal statutory tax rate of 21% primarily due to the change in valuation allowance recognized against deferred tax assets in the U.S.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2023, the Company’s deferred tax asset had a full valuation allowance of $569,117.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Related Party Transactions

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Sponsor entered into a working capital promissory note (“Promissory Note”) with the Company, pursuant to which the Sponsor will make certain non- interest bearing loans and advances to the Company up to $2,000,000. The principal balance of the Promissory Note will be due and payable by the Company upon the earlier of: (i) the closing of the initial Business Combination, and (ii) the liquidation of the Company. If the Company completes an initial Business Combination, the Company will be obligated to repay such loaned amounts out of the proceeds of the trust account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account can be used to repay such loaned amounts. The Company may elect to convert up to $2,000,000 of unpaid principal under the Promissory Note into that number of warrants, equal to: (i) the portion of the unpaid principal begin converted, divided by (y) the conversion price of One Dollar ($1.00) per warrant, rounded up to the nearest whole number of warrants. The warrants are identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period.

During the three and nine months ended September 30, 2023, the Sponsor deposited $450,000 and $600,000, respectively, related to Extension Fees into the trust account on behalf of the Company in the form of Working Capital Loans. Further, during the three and nine months ended September 30, 2023, the Sponsor made payments to vendors on behalf of the Company in the amount of $216,400 in the form of Working Capital Loans. As of September 30, 2023, the Company had aggregate Working Capital Loans outstanding to the Sponsor in the amount of $816,400, which were included in “Due to related party” on the condensed balance sheet as of such date. See Note 6 – Subsequent Events – Working Capital Loans.

Administrative Services Agreement

We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023, we recognized $30,000 and $90,000, respectively, of such administrative support services expense. During the three and nine months ended September 30, 2022, we recognized $30,000 and $90,000, respectively, of such administrative support services expense. As of September 30, 2023, the Company had accrued $40,000 of administrative support services expense related to the agreement.

Note 4 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of September 30, 2023, the investments in the Company’s trust account consisted of $0 in cash and $68,344,714 in U.S. Treasury Securities. As of December 31, 2022, the investments in the Company’s trust account consisted of $247 in cash and $176,146,847 in U.S. Treasury Securities. All of the U.S. Treasury Securities have maturities of 185 days or less. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1).

The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities as of September 30, 2023 and December 31, 2022 are as follows:

September 30, 2023	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2023
Cash held in trust	$—	$—	$—	$—
U.S. Treasury Securities	68,344,713	—	—	68,344,713
	$68,344,713	$—	$—	$68,344,713

December 31, 2022	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Cash held in trust	$247	$—	$—	$247
U.S. Treasury Securities	176,146,847	414,227	—	176,561,074
	$176,147,094	$414,227	$—	$176,561,322

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

In connection with the Company’s Special Meeting on June 12, 2023, the Company’s stockholders redeemed 10,891,882 shares of Class A Common Stock and approximately $113 million was paid to the redeeming public stockholders on June 30, 2023. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded in connection with excise tax payable upon completion of an initial Business Combination. As of September 30, 2023, the Company recorded an excise tax liability of $1,130,464, calculated as 1% of the total amount paid to redeeming shareholders in connection with the Special Meeting.

Note 6 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than noted below.

Working Capital Loans

On October 16, 2023, $150,000 was deposited into the trust account of the Company by the Sponsor for an Extension Fee, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from October 14, 2023 to November 14, 2023. The extension was the fifth of nine one-month extensions permitted under the Company’s governing documents. The payment was made on behalf of the Company in the form of a Working Capital Loan.

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

As of September 30, 2023, the Company had $7,375 in its operating bank account and adjusted working capital deficit of $2,264,969 (which includes a pending reimbursement from the trust account for the Company’s franchise taxes and income taxes in the aggregate amount of $1,254,637). Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended September 30, 2023, we had net income of $620,665 which consisted of $1,586,599 of interest income, partially offset by formation and operating costs of $104,260, professional fees of $447,241, franchise tax expense of $50,000 and income tax expense of $364,433. For the nine months ended September 30, 2023, we had net income of $2,449,198 which consisted of $5,109,166 of interest income, partially offset by formation and operating costs of $592,601, professional fees of $861,229, franchise tax expense of $150,000 and income tax expense of $1,056,138.

For the three months ended September 30, 2022, we had net income of $319,305, which consisted of $685,599 of interest income and an income tax benefit of $41,929, all partially offset by formation and operating costs of $358,223 and franchise tax expense of $50,000. For the nine months ended September 30, 2022, we had net loss of $221,912, which consisted of formation and operating costs of $901,080 and franchise tax expense of $150,000, partially offset by $787,239 of interest income and an income tax benefit of $41,929.

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

Proposed Business Combination

On July 13, 2023, we entered into a Non-Binding Letter of Intent (“LOI”) with Anteco Systems, S.L., a private limited company incorporated under the laws of Spain (“AnyTech” and “Target”), pursuant to which we propose to acquire all the issued and outstanding share capital of AnyTech, based on certain material financial and business terms and conditions being met. On September 8, 2023, we entered into a definitive Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”) with Millymont Limited, a private limited company incorporated in Ireland (“Holdco”), AnyTech365 Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), J. Streicher Technical Services, LLC, a Delaware limited liability company (“J. Streicher”), AnyTech, Miguel Ángel Casales Ruiz and Thomas Marco Balsloev, as the Target’s representatives (the “Target’s Representatives”), and Jaleel Lewis, as the Company’s representative (the “Company Representative”), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Holdco, and the Target will merge with and into Holdco, with Holdco continuing as the surviving entity, resulting in Holdco becoming the successor registrant to the Company (the “Transaction”). As of the date of filing of this Quarterly Report, the Business Combination Agreement had not closed.

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

The Charter Amendment allows us to extend the Termination Date by up to nine one-month extensions to March 14, 2024 (each one-month extension period, an “Extended Period”) provided that if any Extended Period ends on a day that is not a business day, such Extended Period will be automatically extended to the next succeeding business day. To obtain each one-month extension, the Company, the Sponsor, or any of our affiliates or designees must deposit into our trust account by the deadline applicable prior to the extension the lesser of (i) $150,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of our public shares that were not redeemed in connection with the stockholder vote at the Special Meeting (the “Extension Fee”). To date, we have caused an aggregate of $750,000 to be deposited into the trust account for the five of the nine monthly extensions such that the current termination date of the Company is November 14, 2023.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $7,375 in its operating bank account and adjusted working capital deficit of $2,264,969 (which includes a pending reimbursement from the trust account for the Company’s franchise taxes and income taxes in the aggregate amount of $1,254,637).

Management has determined that the possibility that we may be unsuccessful in consummating an initial Business Combination by March 14, 2024 (subject to paying for four additional one-month extensions as provided above) and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date the financial statements included in this Quarterly Report on Form 10-Q were issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we decide to extend the business combination period by up to six months, then we will need to raise additional capital in order to fund our working capital needs. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long- term liabilities.

Administrative Services Agreement

We entered into an agreement, commencing on the effective date of the IPO, to pay the Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and nine months ended September 30, 2023, we recognized $30,000 and $90,000, respectively, of such administrative support services expense. During the three and nine months ended September 30, 2022, we recognized $30,000 and $90,000, respectively, of such administrative support services expense. As of September 30, 2023, we had accrued $40,000 of administrative support services expense related to the agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, the 6,358,118 shares of Class A Common Stock are presented at redemption value of $67,090,078 or $10.55 per share, as temporary equity, outside of the stockholders’ deficit section of the balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the our officers and directors may, but are not obligated to, loan the us funds as may be required (the “Working Capital Loans”). The Sponsor entered into a working capital promissory note (“Promissory Note”) with us, pursuant to which the Sponsor will make certain non- interest bearing loans and advances to us up to $2,000,000. The principal balance of the Promissory Note will be due and payable by us upon the earlier of: (i) the closing of the initial Business Combination, and (ii) the liquidation of the Company. If we complete an initial Business Combination, we will be obligated to repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account can be used to repay such loaned amounts. We may elect to convert up to $2,000,000 of unpaid principal under the Promissory Note into that number of warrants, equal to: (i) the portion of the unpaid principal begin converted, divided by (y) the conversion price of One Dollar ($1.00) per warrant, rounded up to the nearest whole number of warrants. The warrants are identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period.

During the three and nine months ended September 30, 2023, the Sponsor deposited $450,000 and $600,000, respectively, related to Extension Fees into the trust account on behalf of the Company in the form of Working Capital Loans. Further, during the three and nine months ended September 30, 2023, the Sponsor made payments to vendors on behalf of the Company in the amount of $216,400 in the form of Working Capital Loans. As of September 30, 2023, the Company had aggregate Working Capital Loans outstanding to the Sponsor in the amount of $816,400, which were included in “Due to related party” on the condensed balance sheet as of such date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of September 30, 2023, we accrued $18,047 related to estimated tax penalties, of which, $(7,248) and $18,047, was included within formation and operating costs on the statement of operations for the three and nine months ended September 30, 2023, respectively. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are subject to income tax examinations by major taxing authorities since inception. related to estimated tax penalties, which was included within formation and operating costs on the statement of operations for the nine months ended September 30, 2023. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are subject to income tax examinations by major taxing authorities since inception.

At the end of each interim reporting period, we determine the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the nine months ended September 30, 2023 was 30%, which differed from the federal statutory tax rate of 21% primarily due to the change in valuation allowance recognized against deferred tax assets in the U.S.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2023, our deferred tax asset had a full valuation allowance of $569,117.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 14,350,000 Class A Common Stock in the aggregate. As of September 30, 2023 and December 31, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ending September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of equity securities during the nine months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit

2.1	Business Combination Agreement dated September 8, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023).

3.1	Amended and Restated Certificate of Incorporation of Zalatoris Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Zalatoris Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2023).

10.1	Stockholder Support Agreement dated September 8, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZALATORIS ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ Paul Davis
	Name:	Paul Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Pantelis Dimitriou
	Name:	Pantelis Dimitriou
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)